Form 10-Q
period 1996-03-31
NEODATA SERVICES INC
filed 1996-05-15
CIK 867752

================================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                _______________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                _______________


                          Commission File No. 33-63838

                             NEODATA SERVICES, INC.
                            (a Delaware Corporation)

                I.R.S. Employer Identification Number 75-2333190

                           833 W. South Boulder Road
                          Louisville, Colorado  80027
                                 (303) 666-7000



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X   No ___


 As of May 13, 1996, the registrant had outstanding 1,173 shares of its common stock, $.01 par value per share.


================================================================================

                         PART I  FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS

         The following consolidated financial statements have been prepared by Neodata Services, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature.

         These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 1995, as filed with the SEC.

                             NEODATA SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                                      ASSETS                               1996           1995
                                                                                           ----           ----
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    4,124     $       186
  Accounts receivable, net of allowance of $2,842 and $2,705  . . . . . . . . . . .         61,020          65,127
  Prepaid expense and other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,637           6,584
                                                                                        ----------      ----------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         71,781          71,897
Property, plant and equipment, net of depreciation of $38,726 and $35,978 . . . . .         51,535          53,522
Computer software, net of amortization of $12,897 and $11,626 . . . . . . . . . . .         18,144          17,262
Debt issue costs and other assets, net  . . . . . . . . . . . . . . . . . . . . . .          5,854           6,075
                                                                                        ----------      ----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  147,314      $  148,756
                                                                                        ==========      ==========

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  21,321       $  29,320
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,072          19,741
  Current maturities of long-term debt and capital lease obligations  . . . . . . .            640             631
                                                                                         ---------      ----------
     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .         46,033          49,692
Long-term debt and capital lease obligations, net of current maturities . . . . . .        183,324         178,852
Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,298          10,441
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,145           5,698
                                                                                         ---------       ---------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        244,800         244,683
                                                                                         ---------       ---------

Commitments and contingencies

Stockholders' deficit:
  Common stock, par value $.01 per share, 10,000 shares
     authorized, 1,173 shares issued and outstanding  . . . . . . . . . . . . . . .          ---             ---
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,029          28,029
  Contributed capital from Holding  . . . . . . . . . . . . . . . . . . . . . . . .         57,347          57,347
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (183,175)       (181,318)
  Cumulative translation adjustment   . . . . . . . . . . . . . . . . . . . . . . .            313              15
                                                                                        ----------     -----------
     Total stockholders' deficit  . . . . . . . . . . . . . . . . . . . . . . . . .        (97,486)        (95,927)
                                                                                        ----------     -----------
     Total liabilities and stockholders' deficit  . . . . . . . . . . . . . . . . .     $  147,314     $   148,756
                                                                                        ==========     ===========


      The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                          1996                     1995
                                                                                        --------                 --------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 59,699                $ 64,567
                                                                                         --------                --------

Expenses:
  Operating and production  . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,575                  47,556
  Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . .          10,711                   9,906
  Depreciation of property, plant and equipment . . . . . . . . . . . . . . . . .           2,210                   2,602
  Amortization of computer software . . . . . . . . . . . . . . . . . . . . . . .           1,274                   1,126
                                                                                        ---------               ---------

Income before interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .           3,929                   3,377

Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,786                   5,568
                                                                                         --------               ---------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (1,857)             $  (2,191)
                                                                                        =========              =========



   The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       1996              1995
                                                                                     --------          --------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (1,857)       $  (2,191)
                                                                                     ---------        ---------
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .          3,484            3,728
      Provision for losses on accounts receivable . . . . . . . . . . . . . . .            600              748
      Accretion of interest on long-term debt . . . . . . . . . . . . . . . . .          4,619            4,112
  Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,507            4,303
      Prepaid expense and other . . . . . . . . . . . . . . . . . . . . . . . .            (53)          (3,867)
      Debt issue costs and other assets . . . . . . . . . . . . . . . . . . . .            221             (252)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,486)          (2,467)
      Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,331            4,635
      Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (143)             188
      Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (553)              84
                                                                                      --------        ---------
          Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . .         12,527           11,212
                                                                                      --------        ---------
          Net cash provided by operating activities . . . . . . . . . . . . . .         10,670            9,021
                                                                                      --------        ---------

Cash flows from investing activities:
      Purchases of property, plant and equipment  . . . . . . . . . . . . . . .           (223)            (644)
      Purchases of computer software and intangible assets  . . . . . . . . . .         (2,157)          (2,104)
                                                                                     ---------        ---------
          Net cash used in investing activities . . . . . . . . . . . . . . . .         (2,380)          (2,748)
                                                                                     ---------        ---------

Cash flows from financing activities:
    Change in book overdrafts   . . . . . . . . . . . . . . . . . . . . . . . .         (4,513)            ---
    Borrowings under long-term line of credit   . . . . . . . . . . . . . . . .         28,950           47,550
    Payments of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .            (32)             (30)
     Payments on long-term line of credit . . . . . . . . . . . . . . . . . . .        (28,950)         (52,424)
     Payments on capital leases . . . . . . . . . . . . . . . . . . . . . . . .           (105)            (137)
                                                                                    ----------        ---------
         Net cash used in financing activities  . . . . . . . . . . . . . . . .         (4,650)          (5,041)
                                                                                    ----------        ---------
         Effects of exchange rate changes on cash . . . . . . . . . . . . . . .            298               27
                                                                                    ----------        ---------
Net change in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,938            1,259
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .            186            2,341
                                                                                     ---------        ---------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   4,124        $   3,600
                                                                                     =========        =========

                                  (Continued)

                             NEODATA SERVICES, INC.

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Total cash interest payments were $1,066,000 and $1,557,000 for the three months ended March 31, 1996 and 1995, respectively.





   The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared by Neodata Services, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature.

        These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in the Form 10-K for the Company for the year ended December 31, 1995, as filed with the SEC.

2.  REVOLVING LINE OF CREDIT

        On May 5, 1993, the Company entered into a five year senior revolving line of credit facility (the "Senior Credit Facility"). The Senior Credit Facility, as amended, provides a line of credit, calculated pursuant to a borrowing base formula, of up to $30,000,000 in the event that certain financial thresholds are met. No amounts were outstanding under the Senior Credit Facility as of March 31, 1996 and December 31, 1995, respectively. Letters of credit outstanding against the Senior Credit Facility were $4,228,000 and $4,055,000 as of March 31, 1996 and December 31, 1995,
respectively. Total remaining availability under the Senior Credit Facility was $25,772,000 and $25,945,000 as of March 31, 1996 and December 31, 1995,
respectively.

3.  FORWARD FOREIGN EXCHANGE CONTRACTS

        The Company enters into forward foreign exchange contracts to protect against future fluctuations in foreign currency exchange rates. At March 31, 1996, the Company had approximately $2,093,000 in contracts to buy foreign currency in the future. The contracts, which expire through June, 1996, have an estimated fair value of approximately $2,102,000, based on the March 31, 1996 exchange rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's audited consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 1995, as filed with the SEC.

GENERAL

        The Company is a provider of subscription, product, database management, and information support services to organizations using direct marketing. These support services include magazine, book, and product fulfillment, product warehousing and distribution, telephone customer service, and marketing database management.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

        Revenue. Revenue for the three months ended March 31, 1996 was $59.7 million, a decrease of $4.9 million, or 7.5%, from $64.6 million during the comparable period in 1995. Approximately $3.4 million of the decrease is attributable to shifts in volume related to a significant client. The shifts in volume are the result of certain programs taking place later in the year in 1996 as compared to 1995. The remainder of the revenue decrease is primarily due to the Company's decision to downsize certain telephone customer service operations in order to focus on more profitable market segments.

        Operating and Production Expenses. Operating and production expenses for the three months ended March 31, 1996 decreased by $6.0 million, or 12.6%, to $41.6 million, from $47.6 million during the comparable period in 1995. As a percentage of revenue, operating and production expenses decreased from 73.7% in 1995 to 69.6% in 1996. The decrease in operating and production expenses is primarily due to the decreased volumes mentioned above, as well as production efficiencies resulting from the Company's Customer Service Centers being in full production throughout the first quarter of 1996.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1996 increased $0.8 million, or 8.1%, to $10.7 million, from $9.9 million during the comparable period in 1995 and increased as a percentage of revenue from 15.3% in 1995 to 17.9% in 1996. The increase is primarily due to increased sales and marketing efforts and increased general corporate expenses.

        Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 1996 were $3.5 million, a decrease of 6.5%, or $0.2 million, from $3.7 million during the comparable period in 1995. The decrease is the result of certain assets reaching full depreciation or amortization, offset by normal additions to property, plant and equipment and capitalized software.

        Income from Operations before Interest Expense. Income from operations for the three months ended March 31, 1996 was $3.9 million, an increase of $0.5 million, or 16.3%, from $3.4 million during the comparable period in 1995. The increase is primarily due to decreased operating and production, depreciation, and amortization expenses, as discussed above.

        Interest Expense. Interest expense for the three months ended March 31, 1996 was $5.8 million, an increase of $0.1 million, or 3.9%, from $5.7 million during the comparable period in 1995. The increase in interest expense is primarily the result of increased accretion on the Notes ($0.5 million), offset by decreases in interest under the Senior Credit Facility ($0.2 million) and EDS obligations ($0.1 million).

        Net Loss. The Company reported a loss of $1.9 million for the three months ended March 31, 1996, compared to $2.2 million for the comparable period in 1995. The $0.3 million, or 15.2%, decrease in net loss is primarily due to decreased operating and production, depreciation, and amortization expenses, as discussed above.


LIQUIDITY & CAPITAL RESOURCES

        Cash provided by operations during the three months ended March 31, 1996 was $10.7 million, an increase of $1.7 million from operating cash flow of $9.0 million during the comparable period in 1995. Operating cash flow for the three months ended March 31, 1996 was sufficient to fund property, plant and equipment expenditures, which totaled $0.2 million, and sustaining software development projects, which totaled $2.2 million. Working capital increased $3.5 million, from $22.2 million as of December 31, 1995 to $25.7 million as of March 31, 1996. This increase was primarily due to an increase in cash of $3.9 million, which is attributable to improved collections, allowing the Company to minimize borrowings under the Senior Credit Facility. Under the terms of the Notes, $4.6 million in interest was accreted during the three months ended March 31, 1996 as an addition to the Notes rather than being paid in cash.

        The Company has a significant investment in property, plant and equipment and computer software utilized in providing service to its clients, which requires annual routine capital and maintenance expenditures. Cash capital expenditures during the three months ended March 31, 1996 totaled $2.4 million, down $0.3 million from the comparable period in 1995. In addition, the Company has financed the costs associated with the construction of its newest warehouse and operating facility (the "Centennial Building") through a capital lease agreement (the "Centennial Building Capital Lease") in two separate phases totaling approximately $22.5 million. The Centennial Building Capital Lease commenced in April 1994 for an initial term of 20 years with annual total payments of approximately $2.8 million.

        On May 5, 1993, the Company entered into the Senior Credit Facility, which provides a senior revolving line of credit in the aggregate principal amount of up to $30.0 million, as determined pursuant to a borrowing base formula. The Company was in compliance with the financial and technical requirements of the Senior Credit Facility as of March 31, 1996. As of March 31, 1996, the Company had no amounts outstanding under the Senior Credit Facility, $4.2 million outstanding under letters of credit, and remaining availability of $25.8 million. The Company anticipates that, due to seasonality, utilization of the Senior Credit Facility will be necessary at times for the remainder of 1996.

        The Company is currently accreting interest expense which, in accordance with the terms of the Notes, will be added to the balance of the Notes from the period of issuance to May 1, 1996. Subsequently, the interest will be accrued for payment, with the first interest payment of $9.8 million due on November 1, 1996. The interest, compounded semi- annually, is calculated on the accreted value of the Notes, using an annual interest rate of 12%. The Notes mature on May 1, 2003, when the required principal balance of $163.0 million becomes due and payable.

        In connection with the Product acquisition, the Company entered into an agreement granting service credits of $7.0 million to Meredith against future services to be provided by the Company (the "Service Credits"), payable over 48 months beginning in July 1994. The Service Credits are payable based upon a percentage of revenues billed to Meredith. Based on the current level of Meredith revenues, the Company believes that the scheduled Service Credits will be fully offset by such revenues. However, in the event that revenues are insufficient to offset the scheduled Service Credits, the Company is obligated to remit the amount of the Service Credits to Meredith in cash. Liabilities related to the Service Credits totaled $3.3 million at March 31, 1996, which equals the present value of the credits discounted at 14.5%.

        Holding owes Meredith approximately $4.9 million pursuant to the Meredith Note. Holding is a holding company with no independent operations. The Board of Directors of the Company has the authority to declare dividends (to the extent of legally available funds) to Holding as payments on such note.

                                               PART II   OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

              27 - Financial Data Schedule

REPORTS ON FORM 8-K

              During the quarter ended March 31, 1996, the Company filed a report on Form 8-K dated April 9, 1996, reporting information pursuant to Item 8 with respect to the Company's change in fiscal year from a fiscal year beginning January 1 and ending December 31 to a fiscal year beginning July 1 and ending June 30. This change will be effective July 1, 1996. The Company will file a transition report on Form 10-K covering the transition period ending June 30, 1996.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NEODATA SERVICES, INC.



Date:  May 13, 1996          /s/ Nicholas J. Cuccaro
                             Nicholas J. Cuccaro
                             Senior Vice President and Chief Financial Officer
                             (principal financial and accounting officer
                              of the Company)

                                EXHIBIT INDEX

Exhibit
Number                          Exhibit Description                   Page
- --------                        -------------------                   ----
  [S]                           [C]                                   [C]
  27                            Financial Data Schedule