Form 10-Q
period 1996-09-30
NEODATA SERVICES INC
filed 1996-11-13
CIK 867752

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                              -------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                              -------------------

                          Commission File No. 33-63838

                             NEODATA SERVICES, INC.
                            (a Delaware Corporation)

                I.R.S. Employer Identification Number 75-2333190
                           833 W. South Boulder Road
                          Louisville, Colorado  80027
                                 (303) 666-7000



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X   No
                                              ---     ---

         As of November 11, 1996, the registrant had outstanding 1,173 shares of its common stock, $.01 par value per share.


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

        These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Report on Form 10-K for the period ended June 30, 1996, as filed with the SEC.

                             NEODATA SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1996 AND JUNE 30, 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                                                                       SEPTEMBER 30,      JUNE 30,
                                                      ASSETS                               1996            1996
                                                                                       -------------     ---------
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      309       $   1,304
  Accounts receivable, net of allowance of $1,654 and $1,593  . . . . . . . . . . .         60,909          54,996
  Prepaid expense and other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,826           7,052
                                                                                        ----------       ---------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,044          63,352
Property, plant and equipment, net of depreciation of $42,083 and $39,944 . . . . .         50,537          51,649
Computer software, net of amortization of $15,881 and $14,337 . . . . . . . . . . .         19,244          18,819
Debt issue costs and other assets, net  . . . . . . . . . . . . . . . . . . . . . .          8,990           5,717
                                                                                        ----------       ---------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  147,815       $ 139,537
                                                                                        ==========       =========

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  20,192       $  18,323
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,121          22,062
  Current maturities of long-term debt and capital lease obligations  . . . . . . .            603             599
                                                                                        ----------       ---------
     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .         51,916          40,984
Long-term debt and capital lease obligations, net of current maturities . . . . . .        184,448         184,651
Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,869          10,522
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,792           5,757
                                                                                        ----------       ---------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        253,025         241,914
                                                                                        ----------       ---------

Commitments and contingencies

Stockholders' deficit:
  Common stock, par value $.01 per share, 10,000 shares
     authorized, 1,173 shares issued and outstanding  . . . . . . . . . . . . . . .          ---             ---
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,029          28,029
  Contributed capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56,117          56,522
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (189,401)       (187,018)
  Cumulative translation adjustment   . . . . . . . . . . . . . . . . . . . . . . .             45              90
                                                                                        ----------       ---------
     Total stockholders' deficit  . . . . . . . . . . . . . . . . . . . . . . . . .       (105,210)       (102,377)
                                                                                        ----------       ---------
     Total liabilities and stockholders' deficit  . . . . . . . . . . . . . . . . .     $  147,815       $ 139,537
                                                                                        ==========       =========


   The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                           1996                    1995
                                                                                         --------                --------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 57,383                $ 56,848
                                                                                         --------                --------

Expenses:
  Operating and production  . . . . . . . . . . . . . . . . . . . . . . . . . . .          40,169                  42,586
  Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . .           9,667                   8,587
  Depreciation of property, plant and equipment . . . . . . . . . . . . . . . . .           2,204                   2,565
  Amortization of computer software . . . . . . . . . . . . . . . . . . . . . . .           1,580                   1,016
                                                                                         --------                --------

Income before interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .           3,763                   2,094

Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,146                   5,735
                                                                                         --------                --------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (2,383)               $ (3,641)
                                                                                         ========                ========



   The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       1996             1995
                                                                                     --------         --------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .      $  4,578         $  5,303
                                                                                     --------         --------

Cash flows from investing activities:
      Purchases of property, plant and equipment  . . . . . . . . . . . . . . .          (552)          (1,382)
      Acquisition of business . . . . . . . . . . . . . . . . . . . . . . . . .        (3,218)              --
      Purchases and development of computer software  . . . . . . . . . . . . .        (1,692)          (1,672)
                                                                                     --------         --------
          Net cash used in investing activities . . . . . . . . . . . . . . . .        (5,462)          (3,054)
                                                                                     --------         --------

Cash flows from financing activities:
    Change in book overdrafts   . . . . . . . . . . . . . . . . . . . . . . . .           543            1,742
    Borrowings under long-term line of credit   . . . . . . . . . . . . . . . .        13,370           29,300
    Payments on long-term line of credit  . . . . . . . . . . . . . . . . . . .       (13,370)         (32,500)
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (609)            (258)
                                                                                     --------         --------
         Net cash used in financing activities  . . . . . . . . . . . . . . . .           (66)          (1,716)
                                                                                     --------         --------
         Effects of exchange rate changes on cash . . . . . . . . . . . . . . .           (45)             165
                                                                                     --------         --------
Net change in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (995)             698
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .         1,304            2,716
                                                                                     --------         --------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    309         $  3,414
                                                                                     ========         ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Total cash interest payments were $944,000 and $955,000 for the three months ended September 30, 1996 and 1995, respectively.





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

        These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Report on Form 10-K for the period ended June 30, 1996, as filed with the SEC.

2.  REVOLVING LINE OF CREDIT

        On May 5, 1993, the Company entered into a five year senior revolving line of credit facility (the "Senior Credit Facility"). The Senior Credit Facility, as amended, provides a line of credit, calculated pursuant to a borrowing base formula, of up to $30,000,000 in the event that certain financial thresholds are met. No amounts were outstanding under the Senior Credit Facility as of September 30, 1996 and June 30, 1996. Letters of credit outstanding against the Senior Credit Facility were $5,075,000 and $4,886,000 as of September 30, 1996 and June 30, 1996, respectively. Total remaining availability under the Senior Credit Facility was $24,925,000 and $25,114,000 as of September 30, 1996 and June 30, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's Report on Form 10-K for the period ended June 30, 1996, as filed with the SEC.

RESULTS OF OPERATIONS

GENERAL

        All references herein to "fiscal 1997" relate to the year ended June 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

        Revenue. Revenue for the three months ended September 30, 1996 was $57.4 million, an increase of $0.6 million, or 0.9%, from $56.8 million during the comparable period in 1995. The increase is due to increased demand from existing clients, offset by decreased revenues from certain other clients resulting from the Company's decision to downsize certain telephone customer service operations.

        Operating and Production Expenses. Operating and production expenses for the three months ended September 30, 1996 decreased by $2.4 million, or 5.7%, to $40.2 million, from $42.6 million during the comparable period in 1995. As a percentage of revenue, operating and production expenses decreased from 74.9% in 1995 to 70.0% in 1996. The decrease in operating and production expenses is primarily due to the downsizing of certain telephone customer service operations, and to continuing improvements in the Company's production efficiency.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1996 increased $1.1 million, or 12.6%, to $9.7 million, from $8.6 million during the comparable period in 1995 and increased as a percentage of revenue from 15.1% in 1995 to 16.8% in 1996. The increase is primarily due to increased sales and marketing efforts and increased general corporate expenses.

        Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 1996 were $3.8 million, an increase of 5.7%, or $0.2 million, from $3.6 million during the comparable period in 1995. The increase is the result of normal additions to property, plant and equipment and capitalized software, offset by certain assets reaching full depreciation or amortization.

        Income before Interest Expense. Income before interest expense for the three months ended September 30, 1996 was $3.8 million, an increase of $1.7 million, or 79.7%, from $2.1 million during the comparable period in 1995. The increase is due to increased revenues and decreased operating and production expenses, offset by increased selling, general, and administrative expenses and depreciation and amortization expenses, all as discussed above.

        Interest Expense. Interest expense for the three months ended September 30, 1996 was $6.1 million, an increase of $0.4 million, or 7.2%, from $5.7 million during the comparable period in 1995. The increase in interest expense is primarily the result of increased interest expense under the Notes, which reached their full accreted value during 1996.

        Net Loss. The Company reported a net loss of $2.4 million for the three months ended September 30, 1996, a $1.2 million decrease from $3.6 million for the comparable period in 1995. The decrease in net loss is due to increased revenues and decreased operating and production expenses, offset by increased selling, general, and administrative expenses, depreciation and amortization expenses, and interest expense, all as discussed above.

LIQUIDITY & CAPITAL RESOURCES

        Cash provided by operations during the three months ended September 30, 1996 was $4.6 million, a decrease of $0.7 million from operating cash flow of $5.3 million during the comparable period in 1995. Working capital at September 30, 1996 was $17.1 million, compared to $22.4 million at June 30, 1996. The decrease in working capital was primarily due to an increase in accrued interest attributable to the Notes.

        In accordance with the terms of the Notes, interest expense at 12% was added to the balance of the Notes through April 1996 and accrued for payment thereafter. Semi-annual interest payments on the Notes of $9.8 million are due beginning November 1, 1996. Subsequent to September 30, 1996 the Company made its first interest payment as scheduled. The Notes mature on May 1, 2003, when the principal balance of $163.0 million becomes due and payable.

        The Company has a significant investment in property, plant and equipment and computer software utilized in providing service to its clients, which requires annual routine capital and maintenance expenditures. Cash used in investing activities during the three months ended September 30, 1996 totaled $5.5 million, up $2.4 million from the comparable period in 1995. The increase from 1995 is primarily due to the acquisition in July 1996 of International Subscription Services Limited, a United Kingdom based subscription fulfillment subsidiary of The Economist Newspaper Limited, offset by decreased purchases of plant, property, and equipment. Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures for the remainder of fiscal 1997.

        As of September 30, 1996, the Company had no amounts outstanding under the Senior Credit Facility, $5.1 million outstanding under letters of credit, and remaining availability of $24.9 million. The Company anticipates that, due to seasonality and interest payments on the Notes, utilization of the Senior Credit Facility will be necessary at times for the remainder of fiscal 1997.

        The company was in compliance with all financial and technical requirements of the Senior Credit Facility and the Centennial Building Capital Lease as of September 30, 1996.

                          PART II   OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

              27 - Financial Data Schedule

REPORTS ON FORM 8-K

              None.

                                  SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEODATA SERVICES, INC.



Date: November 11, 1996                 /s/ Nicholas J. Cuccaro
                                        -------------------------------------
                                        Nicholas J. Cuccaro
                                        Senior Vice President and Chief
                                        Financial Officer (principal financial
                                        and accounting officer of the Company)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
