Form 10-Q
period 1996-12-31
NEODATA SERVICES INC
filed 1997-02-04
CIK 867752

--------------------------------------------------------------------------------



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  -----------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                  -----------


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


         As of February 4, 1997, the registrant had outstanding 1,173 shares of its common stock, $.01 par value per share.


================================================================================

                             Neodata Services, Inc.

                                   Form 10-Q

                               Table of Contents

                                                                                                        Page No.
                                                                                                        --------

                                           PART I. FINANCIAL INFORMATION
Item 1.          Financial Statements

                 Consolidated Balance Sheets........................................................       3
                 Consolidated Statements of Operations..............................................       4
                 Consolidated Statements of Cash Flows..............................................       5
                 Notes to Consolidated Financial Statements.........................................       6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..........................................................       8

                                            PART II. OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K...................................................      11

SIGNATURE...........................................................................................      12

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                             NEODATA SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1996 AND JUNE 30, 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                              DECEMBER 31,    JUNE 30,
                                           ASSETS                                1996          1996
                                                                                 ----          ----
                                                                              (UNAUDITED)   (AUDITED)
Current assets:
   Cash .................................................................   $     353    $   1,304
   Accounts receivable, net of allowance of $1,158 and $1,593 ...........      70,582       54,996
   Prepaid expense and other ............................................       5,986        7,052
                                                                            ---------    ---------
     Total current assets ...............................................      76,921       63,352
Property, plant and equipment, net of depreciation of $43,992 and $39,944      48,709       51,649
Computer software, net of amortization of $17,713 and $14,337 ...........      18,928       18,819
Debt issue costs and other assets, net ..................................       8,900        5,717
                                                                            ---------    ---------
     Total assets .......................................................   $ 153,458    $ 139,537
                                                                            =========    =========



                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable .....................................................   $  26,808    $  18,323
   Accrued liabilities ..................................................      27,253       22,062
   Current maturities of long-term debt and capital lease obligations ...         624          599
                                                                            ---------    ---------
     Total current liabilities ..........................................      54,685       40,984
Long-term debt and capital lease obligations, net of current maturities .     185,956      184,651
Customer deposits .......................................................      11,848       10,522
Other liabilities .......................................................       4,857        5,757
                                                                            ---------    ---------
     Total liabilities ..................................................     257,346      241,914
                                                                            ---------    ---------

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.01 per share, 10,000 shares
     authorized, 1,173 shares issued and outstanding ....................          --           --
   Additional paid-in capital ...........................................      28,029       28,029
   Contributed capital ..................................................      55,719       56,522
   Accumulated deficit ..................................................    (187,649)    (187,018)
   Cumulative translation adjustment ....................................          13           90
                                                                            ---------    ---------
     Total stockholders' deficit ........................................    (103,888)    (102,377)
                                                                            ---------    ---------
     Total liabilities and stockholders' deficit ........................   $ 153,458    $ 139,537
                                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               DECEMBER 31                    DECEMBER 31
                                                               -----------                    -----------
                                                         1996            1995            1996              1995
                                                         ----            ----            ----              ----
Revenue .......................................       $  71,302       $  65,548        $ 128,685        $ 122,396
                                                      ---------       ---------        ---------        ---------

Expenses:
  Operating and production ....................          48,054          48,750           88,223           91,336
  Selling, general and administrative .........          11,283           7,476           20,950           16,063
  Restructuring charges .......................              --           1,667               --            1,667
  Depreciation of property, plant and equipment           2,221           2,340            4,425            4,905
  Amortization of computer software ...........           1,850           1,642            3,430            2,658
                                                      ---------       ---------        ---------        ---------

Income before interest expense ................           7,894           3,673           11,657            5,767

Interest expense ..............................           6,142           6,160           12,288           11,895
                                                      ---------       ---------        ---------        ---------

Net income (loss) .............................       $   1,752       $  (2,487)       $    (631)       $  (6,128)
                                                      =========       =========        =========        =========

   The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     1996            1995
                                                                     ----            ----
Net cash provided by operating activities ..................       $  1,895        $ 13,681
                                                                   --------        --------

Cash flows from investing activities:
      Purchases of property, plant and equipment ...........         (1,091)         (1,758)
      Proceeds from sales of property, plant, and equipment             120             138
      Purchase of subscription fulfillment assets ..........         (3,218)             --
      Purchases and development of computer software .......         (3,538)         (5,304)
                                                                   --------        --------
          Net cash used in investing activities ............         (7,727)         (6,924)
                                                                   --------        --------

Cash flows from financing activities:
     Change in book overdrafts .............................          4,444            (664)
     Borrowings under long-term line of credit .............         64,370          80,300
     Payments on long-term line of credit ..................        (62,710)        (88,300)
     Dividends to Holding for payments on Meredith Note ....           (815)             --
     Other, net ............................................           (331)           (810)
                                                                   --------        --------
         Net cash provided by (used in) financing activities          4,958          (9,474)
                                                                   --------        --------
         Effects of exchange rate changes on cash ..........            (77)            187
                                                                   --------        --------
Net change in cash .........................................           (951)         (2,530)
Cash at beginning of period ................................          1,304           2,716
                                                                   --------        --------
Cash at end of period ......................................       $    353        $    186
                                                                   ========        ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Total cash interest payments were $11,568,000 and $2,325,000 for the six months ended December 30, 1996 and 1995, respectively.




   The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by Neodata Services, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company is a wholly owned subsidiary of Neodata Corporation ("Holding"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature.

         These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Report on Form 10-K for the period ended June 30, 1996, as filed with the SEC.

2.  REVOLVING LINE OF CREDIT

         On May 5, 1993, the Company entered into a five year senior revolving line of credit facility (the "Senior Credit Facility"). The Senior Credit Facility, as amended, provides a line of credit, calculated pursuant to a borrowing base formula, of up to $30,000,000 in the event that certain financial thresholds are met. At December 31, 1996, $1,660,000 was outstanding under the Senior Credit Facility. No amounts were outstanding under the Senior Credit Facility as of June 30, 1996. Letters of credit outstanding against the Senior Credit Facility were $5,013,000 and $4,886,000 as of December 31, 1996 and June 30, 1996, respectively. Total remaining availability under the Senior Credit Facility was $23,327,000 and $25,114,000 as of December 31, 1996 and June 30, 1996, respectively.

3.  SUBSEQUENT EVENT

         On January 31, 1997, the Company and Holding entered into a revolving line of credit facility with a new lender to replace the Senior Credit Facility. The new line of credit provides for advances up to $40,000,000, subject to certain limitations, is collateralized by the Company's accounts receivable and Holding's common stock in the Company, and has a term of five years. Interest on loans outstanding under the new line of credit is based, at the Company's option, on 1) the greater of the agent bank's prime rate (as defined) plus 1.25% or the certificate of deposit rate (as defined) plus 1.75%, or 2) LIBOR plus 2.5%. The Company is also obligated to pay an unused line fee equal to 0.5% computed on the average unutilized portion of the facility, in addition to an annual administrative fee of $75,000. The new line of credit facility includes certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay cash dividends (with certain exceptions), or make certain other payments, and which require the Company to meet certain financial provisions on a quarterly basis. Subject to certain limitations, the Company may complete acquisitions or make investments in subsidiaries up to $10,000,000 in the aggregate. Debt issue costs of approximately $960,000 under the new line of credit facility will be amortized using the straight-line method over five years. Unamortized debt issue costs of approximately $816,000 under the Senior Credit Facility will be charged as an extraordinary loss.

4.  HOLDING STOCK OPTIONS

         Holding's only asset is its equity investment in the issued and outstanding shares of common stock of the Company. Information relating to Holding stock options is presented to provide a more complete description of the Company's equity transactions.

         1994 Stock Option Plan. Effective November 13, 1996, Holding adopted the Amended and Restated 1994 Stock Option Plan (the "Amended 1994 Plan"). The Amended 1994 Plan is substantially equivalent to the 1994 Plan, except that under the Amended 1994 Plan Holding may grant options to acquire shares of Holding Nonvoting Common Stock. The maximum number of shares of common stock as to which options may be granted, whether for voting or nonvoting shares, is 2,631,579. In December 1996 Holding issued options to certain Company employees to acquire a total of 2,225,500 shares of Holding Nonvoting Common Stock, each at an exercise price of $0.50. The options vest ratably over a three-year period, and expire after ten years or upon termination of employment.

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

THREE MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

         Revenue. Revenue for the three months ended December 31, 1996 was $71.3 million, as compared to $65.5 million for the comparable period in 1995. The $5.8 million, or 8.8% increase is due primarily to increased demand from existing clients as well as revenue from new clients, offset by decreased revenues from other clients resulting from the Company's decision to downsize certain unprofitable telephone customer service operations, and decreased revenues resulting from the sale of the Meredith book club and continuity business.

         Operating and Production Expenses. Operating and production expenses for the three months ended December 31, 1996 were $48.1 million, a decrease of $0.7 million, or 1.4%, from $48.8 million for the comparable period in 1995. As a percentage of revenue, operating and production expenses decreased from 74.4% in 1995 to 67.4% in 1996. The decrease in operating and production expenses is primarily due to the downsizing of certain telephone customer service operations, and to continuing improvements in the Company's production efficiency.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1996 increased $3.8 million, or 50.9%, to $11.3 million, from $7.5 million during the comparable period in 1995 and increased as a percentage of revenue from 11.4% in 1995 to 15.8% in 1996. The increase is primarily due to the recovery in 1995 of certain amounts previously written off, increased general corporate expenses, an increase in certain information technology costs, and increased sales and marketing efforts.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended December 31, 1996 were $4.1 million, an increase of 2.2%, or $0.1 million, from $4.0 million during the comparable period in 1995. The increase is the result of increased amortization due to additions to computer software, offset by decreased depreciation of plant, property, and equipment as a result of certain assets reaching full depreciation or amortization.

         Income before Interest Expense. Income before interest expense for the three months ended December 31, 1996 was $7.9 million, an increase of $4.2 million, or 114.9%, from $3.7 million during the comparable period in 1995. The increase is due to increased revenues and decreased operating and production expenses, offset by increased selling, general, and administrative expenses, all as discussed above.

         Interest Expense. Interest expense for the three months ended December 31, 1996 was $6.1 million, essentially comparable to the similar period in 1995.

         Net Income (Loss). The Company reported net income of $1.8 million for the three months ended December 31, 1996, as compared to a net loss of $2.5 million for the similar period in 1995. The $4.2 million increase from the prior year is primarily due to increased revenues and decreased operating and production expenses, offset by increased selling, general, and administrative expenses, all as discussed above.

SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995

         Revenue. Revenue for the six months ended December 31, 1996 was $128.7 million, an increase of $6.3 million, or 5.1%, from $122.4 million during the comparable period in 1995. The increase is due primarily to increased demand from existing clients as well as revenue from new clients, offset by decreased revenues from other clients resulting from the Company's decision to downsize certain unprofitable telephone customer service operations, and decreased revenues resulting from the sale of the Meredith book club and continuity business.

         Operating and Production Expenses. Operating and production expenses for the six months ended December 31, 1996 decreased by $3.1 million, or 3.4%, to $88.2 million, from $91.3 million during the comparable period in 1995. As a percentage of revenue, operating and production expenses decreased from 74.6% in 1995 to 68.6% in 1996. The decrease in operating and production expenses is primarily due to the downsizing of certain telephone customer service operations, and to continuing improvements in the Company's production efficiency.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 1996 increased $4.8 million, or 30.4%, to $20.9 million, from $16.1 million during the comparable period in 1995 and increased as a percentage of revenue from 13.1% in 1995 to 16.3% in 1996. The increase is primarily due to increased general corporate expenses, an increase in certain information technology costs, and increased sales and marketing efforts.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended December 31, 1996 were $7.9 million, an increase of 3.9%, or $0.3 million, from $7.6 million during the comparable period in 1995. The increase is the result of increased amortization due to additions to computer software, offset by decreased depreciation of plant, property, and equipment as a result of certain assets reaching full depreciation or amortization.

         Income before Interest Expense. Income before interest expense for the six months ended December 31, 1996 was $11.7 million, an increase of $5.9 million, or 102.1%, from $5.8 million during the comparable period in 1995. The increase is due to increased revenues and decreased operating and production expenses, offset by increased selling, general, and administrative expenses and depreciation and amortization expenses, all as discussed above.

         Interest Expense. Interest expense for the six months ended December 31, 1996 was $12.3 million, an increase of $0.4 million, or 3.3%, from $11.9 million during the comparable period in 1995. The increase in interest expense is primarily the result of increased interest expense under the Company's Senior Deferred Coupon Notes (the "Notes"), which reached their full accreted value during 1996.

         Net Loss. The Company reported a net loss of $0.6 million for the six months ended December 31, 1996, a $5.5 million decrease from $6.1 million for the comparable period in 1995. The decrease in net loss is due to increased revenues and decreased operating and production expenses, offset by increased selling, general, and administrative expenses, depreciation and amortization expenses, and interest expense, all as discussed above.

LIQUIDITY & CAPITAL RESOURCES

         Cash provided by operations during the six months ended December 31, 1996 was $1.9 million, a decrease of $11.8 million from operating cash flow of $13.7 million during the comparable period in 1995. The decrease in cash provided by operations is primarily due to cash interest paid under the Notes of $9.8 million, in addition to increased accounts receivable. Working capital at December 31, 1996 was $22.2 million, comparable to $22.4 million at June 30, 1996.

         In accordance with the terms of the Notes, interest expense at 12% was added to the balance of the Notes through April 1996 and accrued for payment thereafter. Semi-annual interest payments on the Notes of $9.8 million are due each November and May. On November 1, 1996 the Company made its first interest payment as scheduled. The Notes mature on May 1, 2003, when the principal balance of $163.0 million becomes due and payable.

         The Company has a significant investment in property, plant and equipment and computer software utilized in providing service to its clients, which requires annual routine capital and maintenance expenditures. Cash used in investing activities during the six months ended December 31, 1996 totaled $7.7 million, up $0.8 million from the comparable period in 1995. The increase from 1995 is primarily due to the purchase in July 1996 of the subscription fulfillment assets of International Subscription Services Limited ("ISS"), a United Kingdom based subscription fulfillment subsidiary of The Economist Newspaper Limited. The ISS asset purchase was offset by decreased purchases of plant, property, and equipment and computer software. Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures for the remainder of fiscal 1997.

         As of December 31, 1996, the Company had $1.7 million outstanding under the Senior Credit Facility, $5.0 million outstanding under letters of credit, and remaining availability of $23.3 million. The Company anticipates that, due to seasonality and interest payments on the Notes, utilization of the Company's new line of credit facility will be necessary at times for the remainder of fiscal 1997. The Company also anticipates the new line of credit facility (see Note 3) will be used, to the extent permitted under the new line of credit facility and the Notes, for acquisitions during fiscal 1997 and 1998.

         The company was in compliance with all financial and technical requirements of the Senior Credit Facility and the Centennial Building Capital Lease as of December 31, 1996.

                          PART II - OTHER INFORMATION



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

10.1           Neodata Corporation Amended and Restated 1994 Stock Option Plan

10.2 Credit Agreement, dated as of January 31, 1997, among Neodata Corporation, Neodata Services, Inc., Various Banks and Bankers Trust Company, as Agent

27             Financial Data Schedule

REPORTS ON FORM 8-K

None.

                                   SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEODATA SERVICES, INC.



Date:  February 4, 1997               /s/ Nicholas J. Cuccaro
                                      ------------------------------------------
                                      Nicholas J. Cuccaro
                                      Senior Vice President and Chief Financial
                                      Officer
                                      (principal financial and accounting
                                      officer of the Company)

                                 EXHIBIT INDEX

EXHIBITS
--------
10.1           Neodata Corporation Amended and Restated 1994 Stock Option Plan

10.2           Credit Agreement, dated as of January 31, 1997, among Neodata
               Corporation, Neodata Services, Inc., Various Banks and Bankers
               Trust Company, as Agent

27             Financial Data Schedule