Form 10-Q
period 1997-03-31
NEODATA SERVICES INC
filed 1997-05-16
CIK 867752

===============================================================================





                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  -----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

         As of May 14, 1997, the registrant had outstanding 1,173 shares of its common stock, $.01 par value per share.


===============================================================================

                             Neodata Services, Inc.

                                   Form 10-Q

                               Table of Contents


                                                                                                        Page No.

                         PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets........................................................       3
                 Consolidated Statements of Operations..............................................       4
                 Consolidated Statements of Cash Flows..............................................       5
                 Notes to Consolidated Financial Statements.........................................       6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..........................................................       8

                           PART II. OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K...................................................      12

SIGNATURE.........................................................................................        13

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                             NEODATA SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1997 AND JUNE 30, 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                                                                    MARCH 31,     JUNE 30,
                                               ASSETS                                 1997          1996
                                                                                   ----------    ----------
Current assets:
   Cash ........................................................................   $    1,964    $    1,304
   Accounts receivable, net of allowance of $1,784 and $1,593 ..................       73,090        54,996
   Prepaid expense and other ...................................................       12,363         7,052
                                                                                   ----------    ----------
     Total current assets ......................................................       87,417        63,352
Property, plant and equipment, net of depreciation of $45,306 and $39,944 ......       47,726        51,649
Computer software, net of amortization of $19,429 and $14,337 ..................       18,461        18,819
Intangibles and other assets, net ..............................................       16,847         5,717
                                                                                   ----------    ----------
     Total assets ..............................................................   $  170,451    $  139,537
                                                                                   ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable ............................................................   $   31,190    $   18,323
   Accrued liabilities .........................................................       37,811        22,062
   Current maturities of long-term debt and capital lease obligations ..........          637           599
                                                                                   ----------    ----------
     Total current liabilities .................................................       69,638        40,984
Long-term debt and capital lease obligations, net of current maturities ........      188,676       184,651
Customer deposits ..............................................................       12,498        10,522
Other liabilities ..............................................................        4,072         5,757
                                                                                   ----------    ----------
     Total liabilities .........................................................      274,884       241,914
                                                                                   ----------    ----------

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.01 per share, 10,000 shares
     authorized, 1,173 shares issued and outstanding ...........................           --            --
   Additional paid-in capital ..................................................       28,029        28,029
   Contributed capital .........................................................       55,719        56,522
   Accumulated deficit .........................................................     (188,334)     (187,018)
   Cumulative translation adjustment ...........................................          153            90
                                                                                   ----------    ----------
     Total stockholders' deficit ...............................................     (104,433)     (102,377)
                                                                                   ----------    ----------
     Total liabilities and stockholders' deficit ...............................   $  170,451    $  139,537
                                                                                   ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    MARCH 31                       MARCH 31
                                                                    --------                       --------
                                                              1997            1996            1997            1996
                                                          ------------    ------------    ------------    ------------
Revenue ...............................................   $     67,803    $     59,699    $    196,488    $    182,095
                                                          ------------    ------------    ------------    ------------

Expenses:
  Operating and production, excluding depreciation
    and amortization shown below ......................         47,140          41,575         135,363         132,911
  Selling, general and administrative .................          9,119          10,711          30,069          26,774
  Restructuring charges (Note 4) ......................          1,700              --           1,700           1,667
  Depreciation of property, plant and equipment .......          2,181           2,210           6,606           7,115
  Amortization of computer software ...................          1,841           1,274           5,271           3,932
                                                          ------------    ------------    ------------    ------------

Income before interest expense ........................          5,822           3,929          17,479           9,696
Interest expense ......................................          6,194           5,786          18,482          17,681
                                                          ------------    ------------    ------------    ------------

  Net loss before extraordinary loss ..................           (372)         (1,857)         (1,003)         (7,985)
Extraordinary loss - early extinguishment of debt .....           (313)             --            (313)             --
                                                          ------------    ------------    ------------    ------------

  Net loss ............................................   $       (685)   $     (1,857)   $     (1,316)   $     (7,985)
                                                          ============    ============    ============    ============




  The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            1997            1996
                                                                         -----------    -----------

Net cash provided by operating activities ............................   $     7,869    $    24,819
                                                                         -----------    -----------

Cash flows from investing activities:
      Purchases of property, plant and equipment .....................        (2,104)        (1,981)
      Proceeds from sales of property, plant, and equipment ..........           120            138
      Payments for acquisitions, net of cash acquired ................        (8,394)            --
      Increase in restricted cash ....................................        (3,000)            --
      Purchases and development of computer software .................        (4,736)        (7,461)
                                                                         -----------    -----------
          Net cash used in investing activities ......................       (18,114)        (9,304)
                                                                         -----------    -----------

Cash flows from financing activities:
     Change in book overdrafts .......................................         9,205         (5,645)
     Borrowings under long-term lines of credit ......................       122,030        109,250
     Payments on long-term lines of credit ...........................      (117,500)      (117,250)
     Dividends to Holding for payments on Meredith Note ..............        (1,213)            --
     Debt issue cost .................................................        (1,189)            --
     Other, net ......................................................          (490)          (947)
                                                                         -----------    -----------
         Net cash provided by (used in) financing activities .........        10,843        (14,592)
                                                                         -----------    -----------
         Effects of exchange rate changes on cash ....................            62            485
                                                                         -----------    -----------
Net change in cash ...................................................           660          1,408
Cash at beginning of period ..........................................         1,304          2,716
                                                                         -----------    -----------
Cash at end of period ................................................   $     1,964    $     4,124
                                                                         ===========    ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Total cash interest payments were $12,979,000 and $3,391,000 for the nine months ended March 31, 1997 and 1996, respectively.




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

2.  REVOLVING LINE OF CREDIT

         On January 31, 1997, the Company entered into a new five year senior revolving line of credit facility (the "Senior Credit Facility"), which replaced its previous line of credit facility. The Senior Credit Facility, as amended, provides a line of credit, calculated pursuant to a borrowing base formula, of up to $40,000,000 in the event that certain financial thresholds are met. At March 31, 1997, $230,000 was outstanding under the Senior Credit Facility. No amounts were outstanding under the previous line of credit facility as of June 30, 1996. Letters of credit outstanding against existing line of credit facilities were $4,937,000 and $4,886,000 as of March 31, 1997 and June 30, 1996, respectively. Total remaining availability under existing line of credit facilities was $33,730,000 and $25,114,000 as of March 31, 1997 and June 30, 1996, respectively.

         Debt issue costs of $1,038,000 under the Senior Credit Facility will be amortized using the straight-line method over the term of the agreement. Unamortized debt issue costs of $313,000 related to the previous line of credit facility were charged as an extraordinary loss.

3.  ACQUISITION OF BUSINESS

         On February 23, 1997, Neodata Creative Services, Inc. ("Creative Services"), a wholly-owned subsidiary of the Company, acquired substantially all of the business assets and assumed the associated liabilities of The Lacek Group, Inc., as well as all of the outstanding stock of Lacek Systems and Software, Inc., and Lacek Travel Services, Inc. (collectively, the "Lacek Companies").

         The acquisition of the Lacek Companies was funded from cash, in addition to borrowings totaling $4,300,000 under a new line of credit agreement entered into by Creative Services (the "Acquisition Credit Facility"). The Acquisition Credit Facility provides for advances, subject to lender approval, of up to $6,300,000, is collateralized by substantially all the assets of Creative Services, and expires in August, 1998. The Acquisition Credit Facility includes certain covenants that, among other things, prohibit Creative Services from paying dividends to the Company, limit Creative Services' ability to incur additional debt, create liens, or make certain other payments, and which require Creative Services to meet certain financial provisions on a quarterly basis.

         Pursuant to the terms of the acquisition of the Lacek Companies, the Company deposited $3,000,000 into an escrow account as security for additional consideration, all or part of which will be paid in fiscal 1998 contingent upon the Lacek Companies achieving certain performance targets. The escrow deposit was accounted for as restricted cash and is included in "Prepaid expense and other" on the Company's consolidated balance sheet.

         Results of operations of the Lacek Companies after the acquisition date are included in the Company's Consolidated Statements of Operations. Pro forma results of operations have not been presented as the effect of the acquisition was not material on a consolidated basis.

4.  RESTRUCTURING CHARGES

         In March 1997, the Company adopted a plan to close its remaining facilities in Ireland. The plan included separating approximately 110 employees and disposing of substantially all of the Company's Ireland assets. Accordingly, the Company incurred a charge to earnings of $1,700,000 during March 1997 for the estimated net cost of the closure, which the Company expects to be paid during the fourth quarter of fiscal 1997.

         As a result of the closure of the Irish facilities, the Company will be required to repay to the Industrial Development Agency of Ireland (the "IDA") approximately $1,680,000 under development grant agreements. The amount to be repaid was previously recorded as deferred income. The Company expects the payment to the IDA to occur in fiscal 1998.

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

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

         Revenue. Revenue for the three months ended March 31, 1997 was $67.8 million, as compared to $59.7 million for the comparable period in 1996. The $8.1 million, or 13.6% increase is due primarily to increased demand from existing clients, revenue from new clients, and the addition of the Lacek Companies, offset by decreased revenues resulting from the Company's decision to downsize certain unprofitable telephone customer service operations, and decreased revenues resulting from the sale by Meredith of its book club and continuity business.

         Operating and Production Expenses. Operating and production expenses for the three months ended March 31, 1997 were $47.1 million, an increase of $5.5 million, or 13.4%, from $41.6 million for the comparable period in 1996. The increase in operating and production expenses is primarily due to the increase in revenues offset by the downsizing of certain telephone customer service operations. As a percentage of revenue, operating and production expenses were comparable to 1996 at 69.5%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1997 decreased $1.6 million, or 14.9%, to $9.1 million, from $10.7 million during the comparable period in 1996. As a percentage of revenue, selling, general and administrative expenses decreased from 17.9% in 1996 to 13.4% in 1997, due primarily to decreased general corporate expenses during the three month period.

         Restructuring Charges. In March 1997, the Company adopted a plan to close its remaining facilities in Ireland. The plan included separating approximately 110 employees and disposing of substantially all of the Company's Ireland assets. Accordingly, the Company incurred a charge to earnings of $1.7 million during March 1997 for the estimated net cost of the closure.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 1997 were $4.0 million, an increase of 15.4%, or $0.5 million, from $3.5 million during the comparable period in 1996. The increase is the result of increased amortization due to additions to computer software, offset by decreased depreciation of plant, property, and equipment as a result of certain assets reaching full depreciation or amortization.

         Interest Expense. Interest expense for the three months ended March 31, 1997 was $6.2 million, an increase of 7.0%, or $0.4 million, from $5.8 million during the comparable period in 1996. This increase is primarily the result of increased interest expense under the Company's Senior Deferred Coupon Notes ("the Notes") which reached their full accreted value during 1996.

         Net Loss Before Extraordinary Loss. The Company reported a net loss before extraordinary loss of $0.4 million for the three months ended March 31, 1997, compared to $1.9 million for the similar period in 1996. The $1.5 million decrease is primarily due to increased revenue at comparable operating margins and lower selling, general and administrative expenses, offset by restructuring charges, all as discussed above.

         Extraordinary Loss. On January 31, 1997, the Company entered into a new five year senior revolving line of credit facility (the "Senior Credit Facility"), which replaced the Company's previous line of credit facility. Unamortized debt issue costs of $0.3 million related to the previous line of credit facility were charged as an extraordinary loss.

         Net Loss. The Company reported a net loss of $0.7 million for the three months ended March 31, 1997, compared to $1.9 million for the similar period in 1996. The $1.2 million decrease is primarily due to increased revenue at comparable operating margins and lower selling, general and administrative, offset by restructuring charges and the extraordinary loss, all as discussed above.

NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

         Revenue. Revenue for the nine months ended March 31, 1997 was $196.5 million, as compared to $182.1 million for the comparable period in 1996. The $14.4 million, or 7.9% increase is due primarily to increased demand from existing clients, as well as revenue from new clients, offset by decreased revenues resulting from the Company's decision to downsize certain unprofitable telephone customer service operations, and decreased revenues resulting from the sale by Meredith of its book club and continuity business.

         Operating and Production Expenses. Operating and production expenses for the nine months ended March 31, 1997 were $135.3 million, an increase of $2.4 million, or 1.8%, from $132.9 million for the comparable period in 1996. As a percentage of revenue, operating and production expenses decreased from 73.0% in 1996 to 68.9% in 1997. The decrease in operating and production expenses as a percentage of revenue is primarily due to the downsizing of certain telephone customer service operations and to continuing improvements in the Company's production efficiency.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 1997 increased $3.3 million, or 12.3%, to $30.1 million, from $26.8 million during the comparable period in 1996. As a percentage of revenue, selling, general and administrative expenses increased from 14.7% in 1996 to 15.3% in 1997. This increase is primarily due to increased general corporate expenses, an increase in certain technology costs, and increased sales and marketing efforts.

         Restructuring Charges. In March 1997, the Company adopted a plan to close its remaining facilities in Ireland. The plan included separating approximately 110 employees and disposing of substantially all of the Company's Ireland assets. Accordingly, the Company incurred a charge to earnings of $1.7 million during March 1997 for the estimated net cost of the closure. In December 1995, the Company incurred a charge to earnings of $1.7 million, which was also related to the closure of certain facilities in Ireland.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended March 31, 1997 were $11.9 million, an increase of 7.5%, or $0.9 million, from $11.0 million during the comparable period in 1996. The increase is the result of increased amortization due to additions to computer software, offset by decreased depreciation of plant, property, and equipment as a result of certain assets reaching full depreciation or amortization.

         Interest Expense. Interest expense for the nine months ended March 31, 1997 was $18.5 million, an increase of 4.5%, or $0.8 million, from $17.7 million during the comparable period in 1996. This increase is primarily the result of increased interest expense under the Notes, which reached their full accreted value during 1996.

         Net Loss Before Extraordinary Loss. The Company reported a net loss before extraordinary loss of $1.0 million for the nine months ended March 31, 1997, compared to $8.0 million for the similar period in 1996. The $7.0 million decrease is primarily due to increased revenue at improved operating margins offset by increased selling, general and administrative expenses and depreciation and amortization, all as discussed above.

         Extraordinary Loss. On January 31, 1997, the Company entered into the Senior Credit Facility, which replaced the Company's previous line of credit facility. Unamortized debt issue costs of $0.3 million related to the previous line of credit facility were charged as an extraordinary loss.

         Net Loss. The Company reported a net loss of $1.3 million for the nine months ended March 31, 1997, compared to a net loss of $8.0 million for the similar period in 1996. The $6.7 million decrease is primarily due to increased revenue at improved operating margins, offset by increased selling, general and administrative expenses, depreciation and amortization, and the extraordinary loss, all as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital and Cash from Operations. Cash provided by operations during the nine months ended March 31, 1997 was $7.9 million, a decrease of $16.9 million from operating cash flow of $24.8 million during the comparable period in 1996. The decrease in cash provided by operations is primarily due to cash interest paid under the Notes of $9.8 million, in addition to increased accounts receivable. Working capital at March 31, 1997 was $17.8 million, as compared to $22.4 million at June 30, 1996.

         Interest Expense. In accordance with the terms of the Notes, interest expense at 12% was added to the balance of the Notes from issuance through April 1996 and accrued for payment thereafter. Semi-annual interest payments on the Notes of $9.8 million are due each November and May. On November 1, 1996 and May 1, 1997, respectively, the Company made its first two interest payments as scheduled. The Notes mature on May 1, 2003, when the principal balance of $163.0 million becomes due and payable.

         Cash Used in Investing. Cash used in investing activities during the nine months ended March 31, 1997 totaled $18.1 million, up $8.8 million from the comparable period in 1996. The increase from 1996 is primarily due to the purchase in February 1997 of the Lacek Companies (see Note 3) and the purchase in July 1996 of the subscription fulfillment assets of International Subscription Services Limited ("ISS"), a United Kingdom based subscription fulfillment subsidiary of The Economist Newspaper Limited.

The Company has a significant investment in property, plant, and equipment and computer software utilized in providing service to its clients, which requires annual routine capital expenditures. Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures for the remainder of fiscal 1997.

         Credit Facilities. As of March 31, 1997, the Company had $0.2 million outstanding under the Senior Credit Facility, $4.9 million outstanding under letters of credit, and remaining availability of $33.7 million. The Company anticipates that, due to seasonality and interest payments on the Notes, utilization of the Company's Senior Credit Facility will be necessary at times for the remainder of fiscal 1997. The Company also anticipates the Senior Credit Facility will be used, to the extent permitted under the Senior Credit Facility and the Notes, for acquisitions during fiscal 1997 and 1998.

The company was in compliance with all financial and technical requirements of the Senior Credit Facility, the Centennial Building Capital Lease, and the Notes as of March 31, 1997.

                          PART II - OTHER INFORMATION



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

10.1 Certificate of Amendment to the Certificate of Incorporation of Neodata Corporation

10.2 Credit Agreement, dated as of February 24, 1997, among Neodata Corporation, Neodata Creative Services, Inc., Neodata Investment Services, Inc. No. 1, Neodata Investment Services, Inc. No. 2, Various Banks and Bankers Trust Company, as Agent

10.3 Agreement, dated as of December 11, 1996, between the Company and Philip Morris Incorporated*

27       Financial Data Schedule

* Confidential treatment has been requested with respect to certain portions of such agreement and the confidential portions have been filed separately with the Commission pursuant to the confidential treatment request.

REPORTS ON FORM 8-K

None.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NEODATA SERVICES, INC.



Date:   May 14, 1997         /s/ Nicholas J. Cuccaro
                             -------------------------------------------------
                             Nicholas J. Cuccaro
                             Senior Vice President and Chief Financial Officer
                             (principal financial and accounting officer of
                             the Company)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                DESCRIPTION
-------               -----------

10.1 Certificate of Amendment to the Certificate of Incorporation of Neodata Corporation

10.2     Credit Agreement, dated as of February 24, 1997, among Neodata
         Corporation, Neodata Creative Services, Inc., Neodata Investment
         Services, Inc. No. 1, Neodata Investment Services, Inc. No. 2, Various
         Banks and Bankers Trust Company, as Agent

10.3 Agreement, dated as of December 11, 1996, between the Company and Philip Morris Incorporated*

27       Financial Data Schedule


* Confidential treatment has been requested with respect to certain portions of such agreement and the confidential portions have been filed separately with the Commission pursuant to the confidential treatment request.