Form 10-Q/A
period 1997-03-31
NEODATA SERVICES INC
filed 1997-06-02
CIK 867752

--------------------------------------------------------------------------------



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                  -----------


                          Commission File No. 33-63838

                             NEODATA SERVICES, INC.
                            (a Delaware Corporation)

                I.R.S. Employer Identification Number 75-2333190
                           833 W. South Boulder Road
                          Louisville, Colorado  80027
                                 (303) 666-7000


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X   No
                                             ----     ----

       As of May 14, 1997, the registrant had outstanding 1,173 shares of its common stock, $.01 par value per share.

==============================================================================

This Amendment No. 1 on Form 10-Q/A is being filed solely to add the attached
Exhibit 10.3

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrantt has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NEODATA SERVICES, INC.


Date:  May 14, 1997         /s/ NICHOLAS J. CUCCARO
                            ---------------------------------
                            Nicholas J. Cuccaro
                            Senior Vice President and Chief Financial Officer
                            (principal financial and accounting officer of
                            the Company)