Form 10-K
period 1997-06-30
NEODATA SERVICES INC
filed 1997-08-22
CIK 867752

===============================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                   ---------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                   ---------

                          COMMISSION FILE NO. 33-63838

                             NEODATA SERVICES, INC.
                            (a Delaware Corporation)
                I.R.S. EMPLOYER IDENTIFICATION NUMBER 75-2333190
                           833 W. SOUTH BOULDER ROAD
                           LOUISVILLE, COLORADO 80027
                                 (303) 666-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
                                      ----

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                      ----

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENT FOR THE PAST 90 DAYS.   YES /X/   NO /  /

   INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.   /X/

   AS OF AUGUST 22, 1997, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $0.

   AS OF AUGUST 22, 1997, THE REGISTRANT HAD OUTSTANDING 1,173 SHARES OF ITS COMMON STOCK, $.01 PAR VALUE PER SHARE.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                                      ----

===============================================================================

                                     PART I

ITEM 1.      BUSINESS

GENERAL

   Neodata(R) Services, Inc. (the "Company"), the sole direct operating subsidiary of Neodata Corporation ("Holding"), provides comprehensive, integrated outsourced services to organizations using direct marketing. These services include magazine, book, and product fulfillment, product warehousing and distribution, telephone customer service, marketing database management, and loyalty program management. The Company's services are employed by various organizations using direct marketing and are adaptable to a broad variety of products and marketing activities. The Company's fulfillment services include processing incoming and outgoing mail, responding to customer mail, telephone, or on-line inquiries, preparing renewal notifications, maintaining and managing client lists of customers and related databases, preparing mailing labels, generating statistical and informational reports for clients, and billing and collecting monies. The Company also offers its clients marketing database management (which is principally used by clients to identify the most likely purchasers of the clients' products or services), product promotion, order taking, warehouse storage, product distribution, collection, and follow-up consumer services.

   The Company's client base includes magazine and book publishers, consumer packaged goods companies, financial service companies, telecommunications companies, airlines, and membership and non-profit organizations.

BACKGROUND

   Formation. Holding was formed in 1990 by a group of investors led by Hicks, Muse, Tate & Furst Incorporated ("Hicks, Muse") to acquire the magazine fulfillment division ("Subscription Fulfillment") of A.C. Nielsen Company ("Nielsen") and TMI Corporation ("Telemedia") (collectively referred to as the "Services Acquisition"). A Holding subsidiary ("Product") acquired the book and product distribution assets of Meredith Corporation ("Meredith") in 1991 (the "Product Acquisition"), and in 1992 Holding acquired the stock of Wiland Services, Inc. ("Database"). Each of these acquired companies had an established reputation and long operating history in one or more specialized areas of the direct marketing services industry. On May 5, 1993, Holding and the Company engaged in a series of transactions that resulted in all of the operations and substantially all of the assets of Holding, the Company, and their respective subsidiaries (collectively, the "Neodata Companies") being held by the Company and its subsidiaries (the "Mergers").

   The Transaction. On May 5, 1993, the Neodata Companies implemented a plan (the "Transaction") which included, among other things, the sale of $163.0 million aggregate principal amount of the Company's 12% Senior Deferred Coupon Notes (the "Notes"), the issuance of Holding common stock ("Holding Common Stock") to certain affiliates of Hicks, Muse and to Electronic Data Systems Corporation ("EDS"), the repayment of substantially all of the outstanding debt of the Neodata Companies, the Company's entering into a revolving credit facility, and the Mergers. In addition, the Company and EDS entered into an Amended and Restated Agreement for Information Technology which required EDS to manage the Company's data processing centers and to develop the Neodata Customer Oriented Relational Environment System ("NCORE").

   The Restructuring. During 1993, management reviewed the existing operations and focus of the Company and adopted a plan (the "Restructuring") which included, among other things, a new service delivery plan to transform the Company's function-based operating divisions into customer-based service centers ("CSCs"). The Company's 1993 operating results included Restructuring charges of $20,280,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- The Restructuring" and Note 20 to the Company's Consolidated Financial Statements.

   The Recapitalization. The Company, Holding, and EDS entered into a transaction (the "Recapitalization") in November of 1994 which reduced the Company's obligations owed to EDS by approximately $28.3 million and resulted in the issuance of additional Holding equity and the recapitalization of other Holding equity. In connection with the Recapitalization the Company entered into a new Agreement for Information Technology Services (the

"Amended IT Agreement") with EDS. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Technology Agreement" and Notes 17 and 20 to the Company's Consolidated Financial Statements.

   Impairment of NCORE. In connection with the Recapitalization and the Amended IT Agreement with EDS, the Company determined that the full value of NCORE would not be recoverable. As a result, a $31.2 million write down of the NCORE development asset was recorded in the fourth quarter of 1994. Costs capitalized in connection with the development of NCORE were funded under a long-term obligation to EDS which was released as part of the Recapitalization. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Impairment of NCORE" and Note 20 to the Company's Consolidated Financial Statements.

RECENT ACQUISITIONS

   In May 1996, the Company acquired the product distribution assets of an operating division of Newfield Publications (the "Newfield Acquisition"). The Newfield Acquisition included distribution machinery and equipment, a six-year lease on a 235,000 square foot distribution facility in Fairfield, Ohio, and the transfer of 55 employees from Newfield Publications to Neodata. Pursuant to the Newfield Acquisition the Company signed a five year distribution contract with Newfield Publications. See Note 3 to the Company's Consolidated Financial Statements.

   In July 1996, the Company acquired the subscription fulfillment assets of International Subscription Services Limited ("ISS"), a United Kingdom based subscription fulfillment subsidiary of The Economist Newspaper Limited (the "ISS Acquisition"). ISS provides magazine subscription fulfillment services to The Economist Newspaper Limited in Europe and to other publications unrelated to The Economist Newspaper Limited. The ISS Acquisition included subscription fulfillment systems and equipment, a lease on a 10,000 square foot facility near London, England, and the transfer of 70 employees from ISS to Neodata. Pursuant to the ISS acquisition the Company signed a three-year subscription fulfillment contract with The Economist Newspaper Limited.

   In February 1997, Neodata Creative Services, Inc. ("Creative Services"), a newly formed wholly-owned subsidiary of the Company, acquired substantially all of the business assets and assumed the associated liabilities of The Lacek Group, Inc., as well as all of the outstanding stock of Lacek Systems and Software, Inc., and Lacek Travel Services, Inc. ("Lacek" and the "Lacek Acquisition"). Lacek, with approximately 95 employees, is a leading provider of loyalty marketing services to clients in the United States and the Far East.

RECENT DEVELOPMENTS

   On August 7, 1997, Holding entered into an Agreement and Plan of Merger with EDS and Ramcad Corporation, a wholly-owned subsidiary of EDS ("Ramcad"), pursuant to which Ramcad will merge with and into Holding, with Holding surviving as a wholly-owned subsidiary of EDS (the "EDS Acquisition"). See "Item 13. Certain Relationships and Related Transactions - The EDS Acquisition."

DIRECT MARKETING INDUSTRY

   Direct marketing is any direct communication to a consumer or business that is designed to generate a response in the form of an order, a request for further information, increase customer loyalty, and/or result in a visit to a store or other place of business for purchase of a specific product or service. Direct marketing has been utilized extensively in the magazine, book publishing, catalog, and non-profit industries for over ten years. Its use by companies in other industries, such as consumer goods, telecommunications, financial services, retail, and government, has been increasing in recent years. While the Company primarily serves the publishing and consumer goods industries, the Company is able to provide services to direct marketers in any industry, and its client base has broadened from the increased utilization of direct marketing by non-traditional users.

   As the usage of direct marketing increases, direct marketing programs are becoming more sophisticated. Complex continuity and loyalty programs utilizing integrated coupon and premium fulfillment, distribution, telephone customer service, and database analysis are being used to open new channels of distribution and to increase customer loyalty. Increasingly sophisticated database modeling and list optimization techniques are being used to better target existing and potential customers. The trend to outsource direct marketing functions is driven by economies of scale, investment requirements in technology and capital equipment, and postal savings gained by co-mingling of mail and parcels. Both suppliers and users in the direct marketing industry are consolidating in order to take advantage of these factors. The international direct marketing industry is also developing rapidly. Like the American market in the 1980s, Europe, Central and South America, and the Far East are discovering the benefits of direct marketing. The Company believes it is well positioned to capitalize on these industry trends.

PRODUCTS AND SERVICES

   The Company provides its integrated direct marketing products and services through its five operating divisions: Publishing Industry, Consumer Products Industry, Services Industries, International, and Lacek. The Company's principal competencies include: Fulfillment Services (magazine, book, and product), Distribution Services (book and product), Telephone Services (Customer Service and Consumer Response), Database Marketing and Modeling Services, and Loyalty Program Development and Management. In addition, the Company provides Marketing, Promotional Services, and Internet Services to a significant number of clients in various industries.

  Fulfillment Services

   The Company provides fulfillment services to publishers of magazines, books, videos, and music, membership organizations, on-line subscription service providers, and consumer products companies such as food, beverage, tobacco, and apparel companies. Fulfillment services include processing new orders and subscriptions, mailing of billing and renewal notices, processing payments, responding to inquiries about account status, preparing mailing labels, updating databases, and producing information reports. The Company serves approximately 150 publishers of approximately 500 publications with approximately 115 million subscribers, as well as consumer products and services companies who serve over 40 million customers. Typical subscription fulfillment contract terms are for three years, and many of the Company's clients have continuously renewed. Consumer products contract terms range from one to three years.

   Fulfillment programs also include negative-option clubs, continuity programs, and one-shot sales programs. Negative-option clubs mail announcements that describe the next product that will automatically be shipped to the customer unless the customer directs the club otherwise. Continuity programs involve a series of sales of products to a customer over a period of time. With continuity programs, a customer is enrolled until either the program's completion or the customer cancels. The Company handles all of a continuity club's contacts with its customers, including mailing the periodic offering bulletins, processing customer billings, and receiving payments and customer inquiries. A one-shot product program is a single sale, such as the sale of a reference book rather than the sale of a series of books or products. Fulfillment clients also benefit from the automation and economies of scale offered through the Company's mail and distribution operations.

  Distribution Services

   The Company offers warehousing and distribution services to direct marketing clients such as book clubs, music/video clubs, continuity (mail order) clubs, and consumer packaged goods companies that make repetitive mailings, periodic product offerings, and promotional shipments to their members or customers. The Company's distribution services consist of customer invoicing, inventory management and warehousing, order packaging and labeling, and package sorting and mailing. The Company also provides its clients with daily reports of inventory levels and shipments which enable clients to accurately and efficiently manage their marketing operations.

   The Company utilizes computer-operated automated package sorting and manifest systems in its distribution centers in Iowa and Ohio. These systems read bar codes applied to ordered merchandise, sort the merchandise by zip code, and prepare detailed shipping instructions. Packages are delivered directly to U.S. Postal Service bulk mail centers, resulting in significant postal discounts and more rapid shipment to clients' customers. The Company is currently the only service bureau to offer such a capability and ships, on average, approximately 73,000 packages per day from its outbound warehouse/distribution centers in Iowa and Ohio. This combination of automation and economies of scale gives the Company significant competitive advantages.

  Telephone Services

   The Company provides telephone customer service and consumer response services to a variety of clients as an integral component of its fulfillment programs as well as on a standalone basis. Telephone services consist of answering customer-initiated calls, including the processing of customer inquiries, lead generation, customer service, and orders received via telephone numbers presented in radio, television, newsprint, direct mail, product packaging, or catalog advertising. In addition, the Company provides direct sales and order processing, credit card promotions, product/service introductions, fundraising, subscription sales and renewals (primarily for magazine and book publishers), qualifications of sales leads, market surveys, dealer locator, consumer affairs, and order capture for a variety of clients.

   The Company's inbound services operate 24 hours a day, 365 days a year. Because of the sophistication of the Company's telephone switching systems, it is possible to direct calls to one or more service centers simultaneously.

  Database Marketing and Modeling Services

   The Company provides a variety of database marketing and modeling services to its clients on a standalone or an integrated basis. These services include list fulfillment, merge/purge services, database development and maintenance, and modeling services.

   List fulfillment services allow the client to extract a subset of their customer files for rental to a third party. Clients can request segments of their files based on geographic, demographic, or a wide variety of other parameters for overnight delivery to a third party. The Company's "List Lightning" product provides fast and flexible fulfillment of list rental requests.

   Merge/purge refers to a process of combining and cleansing multiple lists from multiple sources. The process can be used to merge up to 100 lists together and to purge duplicate, undeliverable, or undesirable names. The process provides accounting support to ensure authorized usage of the lists and proper payment to list owners.

   The Company builds and maintains customer and promotional databases for a number of its clients. A customer or prospect database can be built utilizing existing customer files, promotional and sales history, and other sources of marketing data. As new customers or prospects are added or deleted and monthly sales transactions are received, the database is updated. This active database is then used to drive a variety of promotional, analytical, or modeling functions, all intended to better target direct marketing programs.

   The Company provides quantitative research, segmentation, and response analysis through the development of sophisticated statistical models for its clients. These models are used to identify both high-potential and unprofitable segments of an existing marketing database on a product-specific basis. By utilizing the client's current customer database and marketing history, in addition to certain demographic, behavioral, and other "overlaid" data available from third parties, models predict buyer behavior in order to increase the effectiveness of the client's direct marketing programs.

  Loyalty Program Development and Management

   The Company offers loyalty program development and management to clients in the travel, hospitality, financial services, telecommunications, and health care industries through its Lacek subsidiary. Loyalty programs are generally designed to identify and track the purchases of a company's best customers, and to retain and expand the company's relationship with these customers through the use of special incentives, premiums, or promotional materials. The Company offers a wide range of services related to loyalty programs including program design and consulting, database management and analysis, creative services, and mailing services. The Company has developed a proprietary software program designed for loyalty program management which the Company believes to be the most sophisticated and powerful tool of its kind. This program is used by the Company to manage its loyalty programs and is also sold to organizations wishing to manage their own programs.

  Marketing and Promotional Services

   The Company provides promotional mailing and outbound telephone services to direct marketing clients for the promotion and solicitation of new business. The Company provides extensive personalized printing and mailing services to its clients. Mailing services include first-time promotional offers, upgrade promotions, renewals, and ongoing or continuity offers. In addition to cost-effective print addressing and mailing services, the Company offers its clients significant postal savings through the co-mingling of client outbound mail.

   Outbound telephone customer services entail the calling of potential customers, and include both business-to-business telemarketing and business-to-consumer telemarketing. In most cases, the Company works with its clients in designing marketing strategies, preparing telemarketing presentations and scripts, and training the Company's telephone sales representatives to sell clients' products.

  Internet Services

   The Company offers Internet fulfillment and customer service, providing clients the option of routing new subscription requests, product orders, and customer service requests directly to the Company via the Internet. This alternative medium to mail or telephone allows clients to offer on-line promotions and services via the Internet. Transactions received via the Internet are directly entered into the Company's existing fulfillment systems for processing. The Company processed over 1 million transactions in fiscal 1997 and usage of this service continues to increase dramatically as clients expand their Internet presence and marketing initiatives.

COMPETITION

   The Company has several competitors which provide a similar range of services and integrated program support, as well as numerous competitors for each of the primary services it offers. Some of these competitors offer services the Company does not provide, and some have substantially greater financial and other resources than the Company. There can be no assurance that the Company will not encounter increased competition in the future.

   Although the primary service areas in which the Company competes tend to be highly fragmented, there is a trend toward the consolidation of previously fragmented services into a single comprehensive provider through mergers, acquisitions, and strategic alliances. The primary purpose of the consolidation of previously fragmented services is to provide the convenience of "one stop shopping" for total program management, to increase economies of scale and improve speed of execution, and to increase the types of services that can be cross-sold to an existing client base or offered to new clients by the provider. In addition to building vertical expertise and expanding capacity, an important challenge for providers in the Company's field is to satisfy client demands for new and improved technology and greater operational efficiencies. The primary competitors offering integrated services are DIMAC Corporation (a subsidiary of Heritage Media Corporation), DiMark, Inc. (a subsidiary of Harte Hanks), Carlsson Marketing, and Maritz.

   The primary subscription fulfillment competitor of the Company is Communications Data Services, Inc. (a subsidiary of the Hearst Corporation). Other major competitors are Palm Coast Data (a subsidiary of Heritage Media Corporation) and Kable News Company. The Company competes with a number of product fulfillment, distribution, and database marketing firms, including both in-house and contract companies. The Company's primary product fulfillment and distribution competitors include R.R. Donnelley & Sons Company, Young America, Gage Marketing Group, LCS Industries, Inc., and MBS/Multimode, Inc. (a subsidiary of DIMAC Corporation). The Company's primary database marketing competitors include Acxiom Corporation, Direct Marketing Technology Inc., Metromail Corporation, May & Speh, Inc., and Database America Companies, Inc.

SIGNIFICANT CLIENT

   Since December 1993, the Company has performed product fulfillment, distribution, telephone customer service, and other services under successive contracts with Philip Morris Incorporated ("Philip Morris"). The Company's current contract with Philip Morris expires in January 1998. Due to uncertainties arising from proposed legislation relating to the tobacco industry, there can be no assurances that revenues derived from this client subsequent to January 1998 will be consistent with revenues derived in the past, or that additional contracts with this client will be obtained subsequent to January 1998. Revenues related to these services provided accounted for approximately 15%, 17%, 18%, and 9% of the Company's revenues in the years ended June 30, 1997 and 1996 and in the years ended December 31, 1995 and 1994, respectively.

EMPLOYEES

   The Company currently employs approximately 4,700 people, of whom approximately 300 are temporary employees used to meet seasonal needs. Of the 4,700 employees, approximately 4,610 are located in the United States and approximately 90 are located in the United Kingdom. All employees are currently non-union. Management believes its relationship with its employees is satisfactory.

GOVERNMENT REGULATION

The direct marketing industry is affected by a variety of regulatory issues, including Federal Trade Commission ("FTC") regulations, U.S. Postal Service ("USPS") reclassification and postal reform, sales and use tax legislation, as well as legislation on a variety of privacy acts.

The Telemarketing Sales Rule (the "Rule") became effective December 31, 1995. The Rule was written by the FTC to comply with the requirements of the 1994 Telemarketing Fraud and Abuse Prevention Act, which placed certain restrictions on telemarketing activities. Many state legislatures have enacted or are considering legislation which places restrictions on telemarketing activities in addition to those required under the Rule. The Company believes it is in compliance with all requirements of the Rule and applicable state statutes.

   In 1996 and 1997, various Postal Classification Reform requirements ("Classification Reform") were implemented by the USPS. The Company has met the Classification Reform requirements in its various mail preparation and sortation systems. The impact of Classification Reform includes modification to computer software, additional procedures to ensure address accuracy, changes to physical makeup of mail, and maximizing automation in order to gain USPS discounts. The Company expects to meet all future Classification Reform requirements.

The United States House of Representatives is presently reviewing proposed legislation that may make comprehensive and substantial modifications to the management and pricing mechanisms developed as part of the Postal Reorganization Act of 1970. The proposed legislation, known as the "Postal Pricing Reform Act of 1997," proposes comprehensive and substantial changes for setting postal rates.

New bills are regularly introduced in Congress and state legislatures that propose restrictions concerning distribution of personal information, privacy in telecommunications and Internet communications, and taxation of periodicals, direct mail merchandise, and Internet transactions. A recently proposed settlement between certain state Attorneys General and the tobacco industry would, among other things, result in significant changes in the manufacture, marketing, and distribution of tobacco products in the United States. The Company cannot predict what effect, if any, the proposed settlement or related legislation would have on its relationship with Philip Morris, a significant client of the Company. See "Item 1. Business - Significant Client."

ENVIRONMENTAL REGULATION

   Based upon current knowledge, the Company believes it is in material compliance with all environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity, and changing character of environmental requirements that may be enacted or of the standards being promulgated by federal and state authorities.

SEASONALITY

   Certain elements of the Company's business are subject to seasonal variations. Both revenues and cash needs tend to be higher in the latter part of the third calendar quarter and in the fourth calendar quarter. This increase is generally associated with the holiday activities of the direct marketing industry and back-to-school promotional periods.

ITEM 2.      PROPERTIES

PRINCIPAL PROPERTIES

   The Company operates facilities in the United States, the United Kingdom, Ireland, and other countries. The following table sets forth information regarding the principal leased and owned properties:

     PRINCIPAL USE                      LOCATION                           SIZE (SQ. FT.)      OWNED OR LEASED
     -------------                      --------                           --------------      ---------------
   Corporate Offices               Louisville, Colorado                         97,048            Owned
   Customer Service                Louisville, Colorado                        207,923            Leased
   Customer Service                Louisville, Colorado                        193,500            Leased
   Customer Service                Longmont, Colorado                          152,200            Leased
   Customer Service                Longmont, Colorado                          152,218            Leased
   Customer Service                Fairfield, Ohio                             235,000            Leased
   Customer Service                Urbandale, Iowa                             214,000            Leased
   Customer Service                Clarion, Iowa                               210,400            Owned
   Customer Service                Des Moines, Iowa                            173,033            Leased
   Customer Service                Knoxville, Iowa                              10,864            Leased
   Customer Service                Phoenix, Arizona                             65,900            Leased
   Customer Service                Phoenix, Arizona                             23,595            Leased
   Customer Service                Phoenix, Arizona                             18,562            Leased
   Customer Service                Phoenix, Arizona                              8,268            Leased
   Customer Service                Fredericksburg, Virginia                     51,848            Owned
   Customer Service                Romford, Essex, England                      10,227            Leased
   Customer Service                Kilmallock, Ireland                           8,500            Owned
   Customer Service                Newcastle West, Ireland                       7,878            Owned
   Office Space                    Des Moines, Iowa                            154,000            Owned
   Office Space                    Boulder, Colorado                            74,119            Leased
   Office Space                    Boulder, Colorado                            34,026            Leased
   Office Space                    Minneapolis, Minnesota                       20,310            Leased
   Office Space                    Limerick, Ireland                             5,890            Leased
   Warehouse                       Broomfield, Colorado                         74,736            Leased
   Warehouse                       Urbandale, Iowa                             150,000            Leased
   Warehouse                       Des Moines, Iowa                             11,000            Leased
   Warehouse                       Des Moines, Iowa                              6,000            Leased

ITEM 3.      LEGAL PROCEEDINGS

   The Company is a party to various lawsuits in the ordinary course of business. The Company believes that the outcome of these lawsuits, individually or in the aggregate, will not have a material adverse effect on its business or financial condition or on future results of operations or liquidity.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the quarter ended June 30, 1997.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

   Information required by this Item is not included because there were no equity securities of the Company sold during the year ended June 30, 1997. As of August 22, 1997, Holding was the sole holder of record of the Company's common equity.

ITEM 6.      SELECTED FINANCIAL DATA

   The selected financial data information below presents financial information of the Company, Holding, and their predecessors for the periods indicated. The information presented below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes, included herein.


                                                                  COMPANY                             HOLDING (1)
                                         --------------------------------------------------------     -----------
                                         YEAR ENDED JUNE 30,                 YEAR ENDED DECEMBER 31,
                                         -------------------      ---------------------------------------------
      (DOLLARS IN THOUSANDS)              1997       1996         1995          1994         1993       1992(2)
                                          ----       ----         ----          ----         ----       -------
  STATEMENT OF OPERATIONS DATA:
  Revenue                               $264,631    $237,061     $244,255     $221,132     $192,004    $170,934
    Expenses(3)                          226,060     208,694      215,641      201,436      179,060     154,262
    Restructuring charges(4)               1,896       1,667        1,667       (1,236)      20,280          --
    Impairment of assets(5)                   --          --           --       31,155       37,011          --
    Depreciation and amortization(6)      16,378      14,665       14,761       13,246       29,270      23,184
                                        --------    --------     --------     --------     --------    --------
  Income (loss) from operations before
    interest expense and other            20,297      12,035       12,186      (23,469)     (73,617)     (6,512)
  Interest expense and other(7)           24,985      23,863       23,015       19,444       15,550      13,218
                                        --------    --------     --------     --------     --------    --------
    Net loss before extraordinary loss    (4,688)    (11,828)     (10,829)     (42,913)     (89,167)    (19,730)
  Extraordinary loss - early
    extinguishment of debt(8)               (313)         --           --           --       (7,089)         --
                                        --------    --------     --------     --------     --------    --------
    Net loss                            $ (5,001)   $(11,828)    $(10,829)    $(42,913)    $(96,256)   $(19,730)
                                        ========    ========     ========     ========     ========    ========
  STATEMENT OF CASH FLOWS DATA:
  Net cash provided by (used in)
    operating activities                $  4,523    $ 25,412     $ 25,906     $   (574)    $ 13,465    $ 11,278
  Net cash used in investing activities  (22,463)    (12,165)     (11,639)     (17,343)     (17,838)    (38,663)
  Net cash provided by (used in)
    financing activities                  18,065     (14,921)     (16,478)      16,290        7,874      27,799
  BALANCE SHEET DATA:
  Working capital(9)                    $ 16,925    $ 21,404     $ 22,205     $ 37,493     $ 22,894    $ 13,046
  Total assets                           163,195     139,537      148,756      164,174      154,641     186,166
  Long-term debt and capital lease
    obligations, net of current
    maturities                           192,153     184,651      178,852      182,362      134,749     100,785
  Total liabilities                      271,792     241,914      244,683      247,593      221,268     184,928
  Stockholders' (deficit) equity        (108,597)   (102,377)     (95,927)     (83,419)     (66,627)      1,238
  OTHER DATA:
  Amortization of computer software
    and intangible assets included in
    depreciation and amortization
    shown above                         $  7,869    $  5,399     $  4,892     $  3,631     $ 20,846    $ 17,060
  EBITDA(10)                              36,675      26,700       26,947       20,932       (7,336)     16,672
----------

(1) Prior to the consummation of the Mergers on May 5, 1993, the domestic operations of the Company were conducted by four wholly-owned subsidiaries of Holding. Holding did not conduct any material operations separate from those of such subsidiaries. As a result of the Mergers, the Company is the sole direct operating subsidiary of Holding and all operations of the Neodata Companies are conducted through the Company. Consequently, the financial information presented in respect of Holding for the periods indicated is comparable to the financial information for the Company as it is currently constituted. See "Item 1. Business - Background."

(2)    Includes three months of operations of Database.

(3) Includes only operating and production expenses, selling, general and administrative expenses, and provision for doubtful accounts receivable and excludes restructuring charges, impairment of assets, depreciation and amortization, and interest expense and other.

(4) For 1993 and 1994, consists primarily of employee separation costs, facility closings, recruiting, relocation, asset write- downs and other costs associated with the Company's decision to engage in the Restructuring. For 1995, fiscal 1996 and fiscal 1997, consists of costs for the closure of facilities in Ireland. See "Item 1. Business - Background - The Restructuring" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - The Restructuring" and Note 20 to the Company's Consolidated Financial Statements.

(5) Consists of the fourth quarter 1994 write-off of approximately $31.2 million of costs capitalized in connection with the development of NCORE, and of the fourth quarter 1993 write-off of approximately $37.0 million of the remaining book value of intangible assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - The Restructuring" and "- Impairment of NCORE." See also Note 20 to the Company's Consolidated Financial Statements.

(6) Consists of (a) depreciation and amortization of property, plant and equipment, (b) amortization of computer software, and (c) amortization of intangible assets.

(7) "Other" consists of the write-off of $1.2 million in 1992 of costs incurred during that year related to a proposed public offering of Holding Common Stock which was not consummated.

(8) In fiscal 1997, the Company incurred a charge to operations of $0.3 million as the result of the write-off of debt issuance costs under its previous line of credit facility. See Note 11 to the Company's Consolidated Financial Statements. In 1993, the Company incurred a one-time charge to operations of $7.1 million as a result of the Transaction consisting of (a) the write-off of debt issuance costs of $2.1 million relating to the early retirement of certain debt, (b) the write-off of original issue discount of $2.8 million upon the early retirement of certain debt and (c) payment of prepayment penalties of $2.2 million on the early retirement of certain debt.

(9)    Excess of current assets over current liabilities.

(10) Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA also excludes charges for impairment of assets. The Company considers EBITDA an important indicator of the operational strength and performance of its business. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Company's businesses or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   This discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto of the Company included elsewhere in this report.

   The Company began operations on August 27, 1990 with the acquisition of Subscription Fulfillment and Telemedia. On June 26, 1991, Holding acquired Product. On September 30, 1992, Holding acquired Database. These acquisitions have been accounted for as purchases and are included in results of operations from the respective dates of acquisition. The purchase price of each acquisition was allocated to the assets and liabilities based upon the fair market values of such assets and liabilities. Holding acquired Telemedia and Database by means of stock acquisitions. Subscription Fulfillment and Product were each purchased as operating divisions. As a consequence, independent financial statements did not exist for these operating divisions and adequate allocations related to infrastructure, primarily selling, general and administrative expenses were excluded from such divisions' results. Therefore, the historical results of such divisions prior to their acquisition by Holding may not be representative of their post-acquisition results.

   In April 1996, the Company changed its fiscal year end from December 31 to June 30. References to "fiscal 1997" relate to the year ended June 30, 1997. References to "fiscal 1996" relate to the year ended June 30, 1996.

RESULTS OF OPERATIONS

IMPAIRMENT OF NCORE

   The Company reviewed NCORE between November 1994 and January 1995 and determined that the full value of NCORE would not be recoverable. A $31.2 million writedown of NCORE was recorded in the fourth quarter of 1994. No subsequent additions to or writedowns of NCORE have been recorded and management does not anticipate any further additions or writedowns in future periods. See Note 20 to the Company's Consolidated Financial Statements.

RESTRUCTURING CHARGES

   During 1993, management reviewed the Company's business, including the management, products, technology, service levels, facilities, systems, and business strategy of the Company. The result of this review was a plan to implement the Restructuring, which refined the strategic direction of the Company. Expense savings associated with the elimination of nonessential functions and excess facilities and other costs were largely offset by transition inefficiencies through the end of 1994. Efficiencies anticipated with the transition to CSCs were gradually realized through 1995 and fiscal 1996. No further cash payments or noncash charges are anticipated relating to the Restructuring.

   In the fourth quarter of 1995, the Company adopted a plan to close its facilities in Kilmallock and Newcastle West, Ireland. The plan included separating 110 employees. The cost associated with these separations was approximately $1.7 million, all of which was paid in 1995.

   In March 1997, the Company adopted a plan to close its remaining facilities in Ireland. The plan included separating approximately 110 employees and disposing of substantially all of the Company's remaining Ireland assets. Accordingly, the Company incurred a charge to earnings of $1.9 million during fiscal 1997 for the estimated net cost of the closure, of which $1.7 million was paid in fiscal 1997.

   See "Item 1. Business -- Background -- The Restructuring" and Note 20 to the Company's Consolidated Financial Statements.

THE YEAR ENDED JUNE 30, 1997, COMPARED TO THE YEAR ENDED JUNE 30, 1996

   Revenue. Revenue increased by 11.6%, or $27.5 million, from $237.1 million in fiscal 1996 to $264.6 million in fiscal 1997. Approximately $15.4 million of the increase was due to revenues from new clients, and approximately $6.8 million and $3.6 million of the increase was due to the Lacek and ISS Acquisitions, respectively. The remainder of the increase was due to a net increase in revenue from existing clients, offset by decreases in distribution revenues resulting from Meredith's sale of its book club and continuity business, in addition to the downsizing in May 1996 of certain unprofitable telephone customer service operations.

   Expenses. Expenses increased $17.4 million, or 8.3%, from $208.7 million in fiscal 1996 to $226.1 million in fiscal 1997, and decreased as a percentage of revenue from 88.0% to 85.4%. "Expenses" as set forth in the Selected Financial Data are comprised of the line items "operating and production" and "selling, general and administrative," as set forth in the Company's Consolidated Financial Statements.

   Operating and production expenses (excluding depreciation and amortization) increased by $12.1 million, or 7.0%, from $173.3 million in fiscal 1996 to $185.4 million in fiscal 1997 and decreased as a percentage of revenue from 73.1% to 70.1%. The increase in operating and production expenses was due primarily to the increased revenues described above. The decrease as a percentage of revenue was due primarily to improvements in operating efficiency and the discontinuation of unprofitable telephone customer service business, offset by wage increases in some of the Company's CSCs.

   Selling, general and administrative expenses (including provision for doubtful accounts receivable) increased $5.2 million, or 14.7%, from $35.4 million in fiscal 1996 to $40.6 million in fiscal 1997, and increased as a percentage of revenue from 14.9% to 15.3%. The increase was due primarily to increased sales and marketing efforts, increased general corporate expenses, and the ISS and Lacek Acquisitions.

   Depreciation and Amortization. Charges for depreciation and amortization increased from $14.7 million in fiscal 1996 to $16.4 million in fiscal 1997. The increase was due to increased amortization of computer software of $2.0 million and increased amortization of intangible assets of $0.4 million, offset by decreased depreciation and amortization of property, plant, and equipment of $0.7 million.

   Income before Interest Expense and Other. The Company reported income from operations of $20.3 million in fiscal 1997, an increase of $8.3 million over fiscal 1996. The increase is due to increased revenues and operating margins, offset by increased selling, general and administrative expenses, all as described above.

   Interest Expense and Other. Interest expense and other increased 4.7%, or $1.1 million, from $23.9 million in fiscal 1996 to $25.0 million in fiscal 1997. The increase in interest expense and other was due mainly to an increase of $1.4 million in interest on the Notes as a result of the Notes being at their full accreted value of $163.0 million throughout fiscal 1997, offset by a net decrease in other interest expense. Interest expense was accreted as an addition to the Notes through May 1996.

   Extraordinary Loss. In fiscal 1997, the Company recognized a $0.3 million extraordinary loss as a result of the write-off of unamortized debt issuance costs related to the Company's previous line of credit facility. See Note 11 to the Company's Consolidated Financial Statements.

   Net Loss. The Company reported a net loss of $5.0 million for fiscal 1997, a decrease of $6.8 million from fiscal 1996. The decreased loss was the result of increased revenues and operating margins, offset by increased selling, general and administrative, depreciation and amortization, and interest and other expenses, in addition to the extraordinary loss, all as described above.

   Income Taxes. The Company has not accrued federal income taxes since its inception and does not expect to incur a federal income tax liability in the immediate future. However, during the years ended June 30, 1997 and December 31, 1995 the Company paid $68,000 and $129,000, respectively, in alternative minimum tax. See Note 15 to the Company's Consolidated Financial Statements.

   The affiliated group filing consolidated federal income tax returns of Holding and its subsidiaries, including the Company (the "Affiliated Group"), has incurred net operating losses for federal income tax purposes of $42.3 million for the period from inception through June 30, 1997. These federal income tax net operating losses are primarily a result of the write-off of intangible assets and software arising from the Mergers. Under certain circumstances, a change of control of the Company would result in a loss or a substantial limitation of the Company's tax loss carryforwards.

  THE YEAR ENDED DECEMBER 31, 1995, COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

   Revenue. Revenue increased by 10.4%, or $23.2 million, from $221.1 million in 1994 to $244.3 million in 1995. The increase was the result of increased demand from existing clients of approximately $35.6 million, including an increase of approximately $23.7 million from Philip Morris, partially offset by the loss of certain other clients totaling approximately $12.4 million. See "Item 1. Business -- Clients" and "-- Revenues."

   Expenses. Expenses increased $14.2 million, or 7.1%, from $201.4 million in 1994 to $215.6 million in 1995, but decreased as a percentage of revenue from 91.1% in 1994 to 88.2% in 1995.

   Operating and production expenses (excluding depreciation, amortization and interest expense) increased by $14.7 million, or 8.8%, from $167.4 million in 1994 to $182.1 million in 1995 but decreased as a percentage of revenue from 75.7% in 1994 to 74.5% in 1995. This increase was primarily the result of operating volumes from new business and growth from existing clients. The decrease as a percentage of revenues was due to operating efficiencies gained in the transition to CSCs. See "Item 1. Business --The Restructuring and "--The Restructuring."

   Selling, general, and administrative expenses (including provision for doubtful accounts receivable) decreased $.5 million, or 1.3%, from $34.1 million in 1994 to $33.6 million in 1995, and decreased as a percentage of revenue from 15.4% in 1994 to 13.7% in 1995. The decrease was primarily due to the implementation of cost controls.

   Restructuring Charges. The Company recorded $1.7 million in restructuring charges during 1995. Adjustments during 1994 to reserves established for the 1993 Restructuring amounted to approximately $1.2 million.

   Depreciation and Amortization. Charges for depreciation and amortization expenses increased by 11.4%, or $1.6 million, from $13.2 million in 1994 to $14.8 million in 1995. The increase was due primarily to additions to plant, property, equipment and capitalized software.

   Income (Loss) before Interest Expense and Other. The Company reported income from operations of $12.2 million for the fiscal year ended 1995, an increase of $35.7 million compared to the loss of $23.5 million for the fiscal year ended 1994. The decreased loss was due to the $31.2 million impairment of NCORE recognized in 1994, as well as the increase in revenues combined with the decreases in selling, general, and administrative expenses as described above.

   Interest Expense and Other. Interest expense and other was $23.0 million for the fiscal year ended 1995, an increase of $3.6 million, or 18.4%, from $19.4 million for the fiscal year ended 1994. The increase in interest expense and other was due primarily to an increase of $1.8 million in accreted interest related to the Notes, as well as an increase of $1.0 million in interest expense under capital lease obligations. Under the terms of the Notes, approximately $17.2 million in interest was accreted in 1995 as an addition to the Notes rather than being paid in cash.

   Net Loss. The Company reported a net loss of $10.8 million in the year ending December 31, 1995, as compared to a net loss of $42.9 million incurred in the year ended December 31, 1994. The decreased loss of $32.1 million is the result of the NCORE impairment recognized in 1994 as well as increased volumes and decreased selling, general, and administrative expenses, offset by increased depreciation, amortization, and interest expenses, all as described above.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operations for fiscal 1997 was approximately $4.5 million, a decrease of $20.9 million, or 82.2%, from $25.4 million in fiscal 1996. The decrease was primarily due to the commencement in November 1996 of semi-annual cash interest payments of $9.8 million under the Notes. Working capital decreased $4.5 million, from $21.4 million at June 30, 1996 to $16.9 million at June 30, 1997, due mainly to increases in book overdrafts and the current portion of long-term debt.

   Cash used in investing for fiscal 1997 was approximately $22.5 million, an increase of $10.3 million from $12.2 million in fiscal 1996. The increase is due primarily to cash payments related to the ISS and Lacek Acquisitions totaling $8.4 million. Pursuant to the terms of the Lacek Acquisition, the Company was also required to deposit $3.0 million into an escrow account as security for additional consideration, all or part of which may be paid in fiscal 1998 contingent upon the Lacek Companies achieving certain performance targets. Further additional consideration (in excess of the $3.0 million deposited into escrow) of up to $9.0 million is payable through June 2000 contingent upon the Lacek Companies achieving certain performance targets. The Company believes that the total amount of additional consideration to be paid, if any, cannot be reasonably estimated at this time.

   Cash provided by operations for the year ended December 31, 1995 was approximately $25.9 million, an increase of $26.5 million from the cash used in operations of $0.6 million for the year ended December 31, 1994. The increase over 1994 was primarily due to increased volumes and improved collections of accounts receivable. Working capital decreased $15.3 million from $37.5 million at December 31, 1994 to $22.2 million at December 31, 1995, due mainly to a reduction in accounts receivable.

   In accordance with the terms of the Notes, interest expense was added to the balance of the Notes during the period from issuance through May 1, 1996 and accrued for payment thereafter. Interest is calculated monthly on the accreted value of the Notes, using an annual interest rate of 12.0% compounded semi-annually. The Notes mature on May 1, 2003, when the principal balance of $163.0 million becomes due and payable. However, upon consummation of the EDS Acquisition, which will constitute a "Change of Control" under the Indenture, the Company will be required pursuant to the terms of the Indenture to offer to repurchase the Notes within 30 days following consummation of the EDS Acquisition.

   In fiscal 1997, the Company entered into the Senior Credit Facility, which provides a senior revolving line of credit in the aggregate principal amount of up to $40.0 million, as determined pursuant to a borrowing base formula. The Senior Credit Facility replaced the Company's previous line of credit facility. In connection with the Lacek Acquisition, the Company entered into the Acquisition Credit Facility. The Acquisition Credit Facility provides for advances, subject to lender approval, of up to $6.3 million and expires in August 1998. At June 30, 1997, $4.3 million was outstanding against the Acquisition Credit Facility. The Company anticipates that the Senior Credit Facility and the Acquisition Credit Facility will be refinanced or paid off entirely upon consummation of the EDS Acquisition.

   In April 1993, the Company entered into the Centennial Building Capital Lease in the amount of $9.0 million for an operating facility in Louisville, Colorado. Certain of the existing Company facilities were consolidated into the new facility. In December 1994, the Company completed construction on a second phase addition to the Centennial Building, which houses two additional CSCs. In connection therewith, the Company entered into an additional capital lease obligation of $12.0 million pursuant to the amended Centennial Building Capital Lease. During fiscal 1997, the lessor modified the financial covenants under the Centennial Building Capital Lease to be similar to the financial covenants under the Senior Credit Facility.

   The Indenture, the Senior Credit Facility, the Acquisition Credit Facility, and the Centennial Building Capital Lease contain certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay cash dividends (with certain exceptions), enter into sale/leaseback transactions, or enter into certain other transactions, and which require the Company to meet certain financial provisions. A failure by the Company to comply with the applicable restrictions could lead to a default under the terms of the Indenture, the Senior Credit Facility, and the Centennial Building Capital Lease. In the event of such default, the holders of indebtedness under the Indenture and the Senior Credit Facility could elect to declare all of the funds borrowed pursuant thereto to be due and payable together with accrued and unpaid interest. In addition, the Lessor under the Centennial Building Capital Lease could accelerate lease payments payable for the lease term or require the Company to repurchase the Centennial Buildings at a defined price. In any such event, there can be no assurance that the Company would be able to make any such payment or borrow sufficient funds from alternative sources on terms satisfactory to the Company in order to make such payment.

   For the year ended June 30, 1998, management expects operations, together with borrowings under the Senior Credit Facility, and, following the EDS Acquisition, intercompany borrowings, will generate sufficient cash flows to meet anticipated operating cash needs, including interest payments under the Notes. This expectation is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to sales volumes and prices, productivity and efficiency rates, labor, employee benefits and other fixed and variable costs, working capital requirements, capital expenditures, and, prior to the EDS Acquisition, available borrowings under the Senior Credit Facility. Should sufficient funds not be available from operations and, prior to the EDS Acquisition, from the Senior Credit Facility to fund the interest payments, maintain working capital, update technology, invest in productivity projects and meet other growth requirements, other options would include: i) curtailing discretionary capital expenditures; ii) reducing the costs associated with facilities management services; iii) downsizing the Company's selling, general and administrative overhead and iv) effecting sale/leaseback transactions to the extent permitted under the Indenture and the Senior Credit Facility.

   Inflation has not had a material impact on operations through June 30, 1997. The Company's management does not anticipate that inflation will have a significant impact on continuing operations.

   Technology Agreement. Pursuant to the Amended IT Agreement, EDS provides information technology services (the "IT Services") to the Company. Under the Amended IT Agreement, the Company has control over the management direction of the IT Services and EDS' delivery of the IT Services. The Amended IT Agreement amended, restated and supersedes the terms and conditions of all prior information technology services agreements between the Company and EDS as of the effective date of the Amended IT Agreement.

   The Amended IT Agreement provides for an initial term commencing January 1, 1995 and concluding on March 31, 2003 unless earlier terminated or subsequently renewed. Under the Amended IT Agreement, EDS supplies all of the Company's information technology, equipment, and services needs with certain exceptions. Certain information technology functions formerly performed by the Company are included in the IT Services. Effective January 1, 1995, approximately 112 Company employees were transferred to EDS, as well as certain operating lease obligations for equipment and software.

   The Company compensates EDS for IT Services on a "cost-plus" basis. The term "cost-plus" means that the Company reimburses EDS for EDS's direct out-of-pocket expenses incurred by EDS in performing the IT Services and pays EDS an amount based on a percentage of the reimbursed costs.

   Fees incurred under the Amended IT Agreement for the year ended June 30, 1997 were $48.3 million, including $7.5 million of capitalized expenditures. Fees incurred under the Amended IT Agreement for the year ended June 30, 1996 were $47.2 million, including $8.4 million of capitalized expenditures. Fees incurred under the Amended IT Agreement for the year ended December 31, 1995 were $44.8 million, including $7.6 million of capitalized expenditures. Fees incurred under the then-existing EDS information technology services agreement for the year ended December 31, 1994 were $31.7 million, including $5.3 million of capitalized expenditures. The increase from 1994 to 1995 was primarily due to the transfers of employees and operating leases discussed above.

   The Company expects to spend approximately $50.4 million in fiscal 1998 with respect to IT Services on a cost-plus basis as discussed above, including approximately $6.5 million of capital expenditures. Amounts expended for facilities management services may vary in accordance with the amount and kind of services rendered, but are generally expected to remain flat or grow commensurate with the growth in revenue for the foreseeable future.

   The Company anticipates that the Amended IT Agreement will remain in effect following the consummation of the EDS Acquisition.

Service Credits. In connection with the Product Acquisition, the Company entered into an agreement granting credits to Meredith against future services to be provided by the Company through August 1998. In the event that revenue from Meredith is insufficient to offset the scheduled service credits, the Company is obligated to pay cash to Meredith in the amount of the remaining service credits. Based on the anticipated level of revenues from Meredith, the Company believes that the scheduled service credits due to Meredith will be fully offset by such revenues. Total service credits due to Meredith at June 30, 1997 and 1996 amounted to $1.5 million and $2.9 million, respectively, which equal the present value of the credits discounted at 14.5%.

   In connection with the Newfield and ISS Acquisitions, the Company granted service credits totaling $2.2 million and $0.8 million, respectively. The Newfield and ISS service credits are scheduled over five and three year periods, respectively. The Company is not obligated to pay cash in the event that the related revenues are insufficient to offset the scheduled Newfield or ISS service credits.

   Holding Obligation. At June 30, 1997, Holding owed Meredith approximately $3.5 million pursuant to a note executed in connection with the acquisition of Product. Holding is a holding company with no independent operations. The Board of Directors of the Company may, from time to time, declare dividends to the extent of legally available funds to Holding in amounts sufficient to make payments on such note. See Note 18 to the Company's Consolidated Financial Statements.

   Ireland Grants. Under the terms of a grant agreement with the Industrial Development Agency of Ireland (the "IDA"), the IDA may demand reimbursement of certain amounts previously advanced to the Company if the Company's employment levels in Ireland are not sufficient. In March 1997, the Company adopted a plan to close its remaining facilities in Ireland. As a result, the Company will be required to repay approximately $1.7 million to the IDA in fiscal 1998. See Notes 14 and 20 to the Company's Consolidated Financial Statements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information called for by this Item is contained in a separate section of this report. See Index of Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the names, ages, and positions of the executive officers and directors of the Company and the directors of Holding as of August 22, 1997. All directors of Holding and the Company serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation, or removal. All executive officers hold office at the pleasure of the board of directors.

 NAME                           AGE                       POSITIONS
 ----                           ---                       ---------
 A. Laurence Jones . . . . .     44  Director, President, and Chief Executive Officer of Holding and the
                                     Company
 Nicholas J. Cuccaro . . . .     54  Senior Vice President, Chief Financial Officer, Secretary, and
                                     Treasurer of Holding and the Company
 Frances M. Anhut  . . . . .     44  Senior Vice President - Strategic Marketing of the Company
 Edward R. Flaherty  . . . .     39  Senior Vice President - Service Industries Group of the Company
 Ed L. Frazier . . . . . . .     50  Senior Vice President - Chief Information Officer of the Company
 Kevin G. Heery  . . . . . .     47  Senior Vice President - International Division of the Company
 Mark A. Lacek . . . . . . .     41  Senior Vice President - Services Subsidiary of the Company
 Susan L. Morse  . . . . . .     50  Senior Vice President - Human Resources of the Company
 Richard L. Rosy . . . . . .     49  Senior Vice President - Consumer Products Group of the Company
 Nancy S. Talmey . . . . . .     47  Senior Vice President - Publishing Group of the Company
 Kurt J. Burghardt . . . . .     62  Director of Holding and the Company
 Jack D. Furst . . . . . . .     38  Director of Holding and the Company
 Thomas O. Harbison  . . . .     53  Director of Holding and the Company
 Thomas O. Hicks . . . . . .     51  Director of Holding and the Company
 Bruce W. Schnitzer  . . . .     53  Director of Holding and the Company

   A. Laurence Jones was elected a Director of Holding effective December 14, 1993. Mr. Jones was elected President and Chief Executive Officer and Director of Holding on March 10, 1994 and of the Company on June 30, 1993. Mr. Jones served as President and Chief Executive Officer of GovPX, a provider of U.S. Treasury data and pricing services, from January 1992 to August 1993. From 1987 to January 1992, Mr. Jones held the position of Sr. Vice President with Automatic Data Processing, Inc. as the General Manager of their Institutional Markets Division. Between 1977 and 1987, Mr. Jones held management positions at Wang Laboratories.

   Nicholas J. Cuccaro was elected as Senior Vice President and Chief Financial Officer of Holding and the Company effective June 1994 and was elected Secretary and Treasurer of Holding and the Company effective March 1995. From 1985 to June 1994, Mr. Cuccaro served as Vice President of Finance and Administration and Chief Financial Officer of Jupiter Technology, Inc. Mr. Cuccaro also served as Chief Financial Officer in other technology companies after having begun his career in public accounting with Deloitte & Touche. Mr. Cuccaro is a Certified Public Accountant.

   Frances M. Anhut was elected as Senior Vice President of Sales and Marketing of the Company in March 1994, and subsequently changed to Senior Vice President of Strategic Marketing in January 1996 to reflect changes brought about by the Company's realignment into industry divisions. Prior to joining the Company, Ms. Anhut served as Executive Vice President of Praxis International and President of its Market Pulse Division since June 1990. From 1984 to June 1990, Ms. Anhut held various positions with Computer Corporation of America, including that of Vice President of Sales and Vice President of North American Operations.

   Edward R. Flaherty was elected as Senior Vice President, Services Industries Division of the Company in September 1996. Prior to joining the Company Mr. Flaherty held various positions with Citibank, N.A. for 12 years, serving most recently as Vice President and Marketing Director of Citibank's Mastercard/Visa business. Mr. Flaherty is a Certified Public Accountant.

Ed L. Frazier was elected as Senior Vice President and Chief Information Officer of the Company in November 1995. Prior to that time Mr. Frazier held various positions with TRW Information Systems and Services, including Corporate Director of Technical Services, since 1989. From 1973 to 1989, Mr. Frazier held various positions with Chilton Corporation, including Vice President, Data Processing Division.

   Kevin G. Heery was appointed as Senior Vice President of the International Division of the Company in July 1996. Prior to joining the Company in 1995, Mr. Heery served for four years as Director of International Marketing and Sales for the European operations of A.T. Cross. From 1989 to 1991, Mr. Heery held the position of Chief Executive Officer of Galvia, an Ireland-based healthcare provider.

   Mark A. Lacek was appointed as Senior Vice President, Services Subsidiary of the Company in February, 1997. Mr. Lacek is President of The Lacek Group, a loyalty marketing company, which the Company acquired in February 1997. Prior to starting The Lacek Group in 1993, Mr. Lacek was Director of Global Business Marketing for Northwest Airlines.

   Susan L. Morse was elected as Senior Vice President, Human Resources of the Company in October 1993. Prior to joining the Company, Ms. Morse held various positions with Wang Laboratories, Inc. since 1979, including Director of Human Resources.

   Richard L. Rosy was elected as Senior Vice President of Sales of the Company in March 1992, and subsequently changed to Senior Vice President, Consumer Products Group in January, 1996, to reflect changes brought about by the Company's reorganization into industry divisions. Prior to joining the Company in 1992, Mr. Rosy served as Vice President of Sales and Marketing for A.B. Dick Company, where he held various positions since 1972.

   Nancy S. Talmey was elected as Vice President of Client Services of the Company in 1994, and subsequently changed to Senior Vice President, Publishing Group in January, 1996, to reflect changes brought about by the Company's realignment into industry divisions. Ms. Talmey joined the Company in 1983.

   Kurt J. Burghardt was elected a director of Holding and the Company in August 1990. From 1977 to his joining the Company in August 1990, Mr. Burghardt served as President of the Neodata Services Division of Nielsen and was Executive Vice President of Nielsen. Mr. Burghardt began his career in 1960 with Nielsen.

   Jack D. Furst was elected a director of Holding in August 1990 and a director of the Company in April 1993. Mr. Furst is a Managing Director and Principal of Hicks, Muse. From 1990 until 1992, Mr. Furst was Vice President, Treasurer and Assistant Secretary of the Company. Prior to joining Hicks, Muse, Mr. Furst was a Vice President and subsequently a partner of Hicks & Haas from 1987 to May 1989. Mr. Furst serves on the board of directors of International Wire Holding Corp., Cooperative Computing, Inc., Crain Industries, and DESA International, Inc.

   Thomas O. Harbison was elected a director of Holding in August 1990 and a director of the Company in 1990. He served as President and Chief Executive Officer of Holding and Chairman and Chief Executive Officer of the Company from August 1990 until June 1993. He also served as the Chairman of Holding from June, 1993 until September 1993. From February 1983 to April 1989, he was President of Telemedia and from 1989 through May 5, 1993, he was Chairman and Chief Executive Officer of that company. Since October 1995, Mr. Harbison has served as President of the CustomerSolutions Strategic Business Line of EDS.

   Thomas O. Hicks was elected as Chairman of Holding in June 1990 and a director of the Company in April 1993. Effective June 1, 1993, Mr. Hicks resigned as Chairman of Holding (but continues to serve as a Director thereof). Mr. Hicks is Chairman and Chief Executive Officer of Hicks, Muse, a private investment firm in Dallas and New York specializing in strategic investments, leveraged acquisitions and recapitalizations. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm ("Hicks & Haas"). Mr. Hicks also serves as a director of Sybron International Corporation, Berg Electronics, Inc., Chancellor Media Corporation, International Home Foods, MVS Corporation, Corp Group Limited, Capstar Broadcasting Corporation, and D.A.C. Vision, Inc.

   Bruce W. Schnitzer was elected a director of Holding in August 1990 and a director of the Company in April 1993. Since 1987, Mr. Schnitzer has served as Chairman of the Board of Wand Partners Inc. which serves as the general partner of Wand Investments L.P., a private investment firm located in New York City. Mr. Schnitzer also serves as a director of the following publicly-held U.S. companies: Chartwell Re Corporation, a property and casualty insurance holding company, PennCorp Financial Group, AMRESCO Inc., and Nestor, Inc. Mr. Schnitzer is also Chairman and director of the London-based New London Capital, plc.

COMMITTEES

   Each of the boards of directors of Holding and the Company has established an Executive Committee comprised of Messrs. Hicks and Furst, which committee possesses the powers and discharges the duties of the Board of Directors during the interim between meetings of the full board. Each of the boards of directors of Holding and the Company has also established an Audit Committee comprised of Messrs. Burghardt and Schnitzer and a Compensation Committee comprised of Messrs. Hicks and Furst. The boards of directors of Holding and the Company hold meetings of the committees on a regular basis.

STOCKHOLDERS' AGREEMENT

   In connection with the Recapitalization, Holding entered into a Stockholders' Agreement with Hicks, Muse, EDS, certain affiliates of Hicks, Muse, certain executive officers of Holding, and certain other stockholders of Holding (the "Stockholders' Agreement"). The Stockholders' Agreement provides that each party thereto will take action within its respective power, including voting of capital stock of Holding, required to cause all members of the Board of Directors of Holding to at all times consist of persons designated by Hicks, Muse.

   In consideration for the execution and delivery of the Stockholders' Agreement by Holding, each other party to the Stockholders' Agreement waived any and all rights that such party possessed (with respect to registration rights or otherwise) pursuant to that certain Amended and Restated Stockholders' Agreement dated as of May 5, 1993 among Holding and each of the parties thereto.

   Messrs. Furst, Burghardt, Hicks, and Harbison serve on the board of directors of Holding pursuant to the terms of the Stockholders' Agreement as the nominees of Hicks, Muse. The Hicks, Muse Voting Agreement (as defined) requires Mr. Harbison be one of Hicks, Muse's nominees to Holding's Board of Directors, subject to certain conditions. See "Item 13. Certain Relationships and Related Transactions - Hicks, Muse Voting Agreement." Mr. Jones serves on the Board of Directors pursuant to the terms of the Stockholders' Agreement as the Chief Executive Officer of Holding.

   Upon consummation of the EDS Acquisition, the Stockholders' Agreement will be terminated.

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

   Current directors, other than Mr. Burghardt, receive no compensation for their services as Directors; however, Directors of the Neodata Companies are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. Mr. Burghardt receives director's fees $12,000 per year plus $1,000 for each Board meeting attended.

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

   The following table sets forth the cash and noncash compensation for the years ended June 30, 1997 and 1996 and for the years ended December 31, 1995 and 1994 awarded to or earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company serving as such at June 30, 1997 (collectively, the "named executive officers").

                                                                           ANNUAL              LONG-TERM
                                                                        COMPENSATION          COMPENSATION
                                                                        ------------          ------------
                                                                               OTHER ANNUAL    SECURITIES       ALL OTHER
                                                YEAR       SALARY     BONUS    COMPENSATION    UNDERLYING     COMPENSATION
         NAME AND PRINCIPAL POSITION            ENDED       ($)        ($)         ($)        OPTIONS(#)(1)        ($)
         ---------------------------            -----       ---        ---         ---        -------------        ---
 A. LAURENCE JONES                            June 1997    375,000    431,252       --(2)            450,000    18,130(3)
   Director, President and Chief Executive    June 1996    350,000    270,812       --(2)     20,673/355,578    11,297
   Officer of Holding and the Company         Dec. 1995    350,000    124,687       --(2)                  0    10,272
                                              Dec. 1994    350,000          0       --(2)     20,673/355,578    13,555

 NICHOLAS J. CUCCARO                          June 1997    195,000     88,725       --(2)            225,000     5,500(4)
   Senior Vice President, Chief Financial     June 1996    183,539     71,592       --(2)       1,509/25,952     4,145
   Officer of Holding and the Company         Dec. 1995    180,100     63,830       --(2)                  0     4,386
                                              Dec. 1994     96,284     12,500   74,424          1,509/25,952   114,582


 FRANCES M. ANHUT                             June 1997    180,000     81,360       --(2)            140,000     4,569(5)
   Senior Vice President - Strategic          June 1996    180,000     50,569       --(2)       1,207/20,761    10,779
   Marketing of the Company                   Dec. 1995    180,000     24,469       --(2)                  0    69,091
                                              Dec. 1994    158,173          0   17,629          1,207/20,761    24,280


 NANCY S. TALMEY                              June 1997    175,000     76,825       --(2)            180,000       340(6)
   Senior Vice President - Publishing         June 1996    162,500     41,900       --(2)          402/6,920       291
   Group of the Company                       Dec. 1995    150,000     27,000       --(2)                  0       226
                                              Dec. 1994    116,467          0       --(2)                  0       230

 ED L. FRAZIER (7)                            June 1997    160,000     71,740       --(2)            150,000    19,739(8)
   Senior Vice President - Chief              June 1996     96,139     52,502       --(2)                  0    35,072
   Information Officer of the Company         Dec. 1995     14,770     15,702       --(2)                  0        57
                                              Dec. 1994          0          0        0                     0         0
----------

(1) For fiscal 1997, represents options to purchase Holding nonvoting common stock ("Holding Nonvoting Common Stock"). For fiscal 1996, represents repricing of options to purchase Holding voting common stock ("Holding Voting Common Stock") and Holding Series 2 Preferred Stock, respectively. For 1994, represents options to purchase Holding Voting Common Stock and Holding Series 2 Preferred Stock, respectively.

(2) Holding and the Company provide to certain executive officers the use of automobiles, club memberships, insurance policies, and certain other benefits. The aggregate incremental costs of these benefits to Holding and the Company for such officer did not exceed the lesser of either $50,000 or 10.0% of the total of annual salary and bonus reported for such officer.

(3) Represents (i) $14,914 of matching contributions to a defined contribution supplemental retirement plan, (ii) $591 in premiums for group term life insurance pursuant to the group insurance plan of the Company that are taxable as compensation to the executive, and (iii) $2,625 in premiums paid by or on behalf of the Company for an additional life insurance policy for the benefit of the executive under terms of his employment agreement.

(4) Represents (i) $3,285 of matching contributions to a defined contribution supplemental retirement plan, (ii) $650 in premiums for group term life insurance pursuant to the group insurance plan of the Company that are taxable as compensation to the executive, and (iii) $1,565 in premiums paid by or on behalf of the Company for an additional life insurance policy for the benefit of the executive under terms of his employment agreement.

(5) Represents (i) $1,683 of matching contributions to a defined contribution supplemental retirement plan, (ii) $256 in premiums for group term life insurance pursuant to the group insurance plan of the Company that are taxable as compensation to the executive, and (iii) $5,530 in premiums paid by or on behalf of the Company for an additional life insurance policy for the benefit of the executive under terms of her employment agreement.

(6) Represents premiums for group term life insurance pursuant to the group insurance plan of the Company that are taxable as compensation to the executive.

(7)    Mr. Frazier joined the Company in 1995.

(8) Represents (i) $466 in premiums for group term life insurance pursuant to the group insurance plan of the Company that are taxable as compensation to the executive, and (ii) $19,273 in relocation hardships paid by the Company.

OPTION GRANTS TABLE

   The following table sets forth certain information regarding the grant of options to named executive officers during fiscal 1997.

                                INDIVIDUAL GRANTS                                       POTENTIAL REALIZABLE
 ------------------------------------------------------------------------------------     VALUE AT ASSUMED
                         NUMBER OF                                                        ANNUAL RATES OF
                        SECURITIES       % OF TOTAL                                         STOCK PRICE
                        UNDERLYING        OPTIONS                                         APPRECIATION FOR
                          OPTIONS        GRANTED TO        EXERCISE                        OPTION TERM (2)
                          GRANTED         EMPLOYEES         PRICE                        -------------------
       NAME               (#) (1)      IN FISCAL YEAR      ($/SH)     EXPIRATION DATE    5% ($)      10% ($)
       ----               -------      --------------      ------     ---------------    ------      -------
 A. Laurence Jones        450,000          18.74            $0.50       July 1, 2005      141,503    358,583
 Nicholas J. Cuccaro      225,000           9.37            $0.50       July 1, 2005       70,751    179,291
 Nancy S. Talmey          180,000           7.50            $0.50       July 1, 2005       56,601    143,433
 Ed. L. Frazier           150,000           6.25            $0.50       Nov. 29, 2005      47,168    119,528
 Frances M. Anhut         140,000           5.83            $0.50       July 1, 2005       44,023    111,559

(1) Represents options to purchase shares of Holding Nonvoting Common Stock. The options vest in three equal installments commencing on the date of grant, subject to acceleration or cancellation under certain circumstances, including a change of control. All options to acquire Nonvoting Common Stock have been accelerated in connection with the EDS Acquisition.

(2) A market price of $0.50 per share is assumed for purposes of this calculation.

OPTION EXERCISES AND YEAR-END VALUES

   The following table summarizes the value of options to acquire Holding Common Stock held by the named executive officers as of June 30, 1997.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION VALUES(1)

                                                            NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                            OPTIONS AT FY-END (#)       OPTIONS AT FY-END($)(2)
 NAME                                                   EXERCISABLE/UNEXERCISABLE(3)   EXERCISABLE/UNEXERCISABLE
 ----                                                   ----------------------------   -------------------------
 A. Laurence Jones . . . . . . . . . . . . . . . . . .             20,673/ 0*                       0/ 0
                                                                  355,578/ 0**              3,377,991/ 0
                                                            150,000/ 300,000***                     0/ 0

 Nicholas J. Cuccaro . . . . . . . . . . . . . . . . .              1,509/ 0*                       0/ 0
                                                                   25,952/ 0**                246,544/ 0
                                                             75,000/ 150,000***                     0/ 0

 Nancy S. Talmey . . . . . . . . . . . . . . . . . . .                402/ 0*                       0/ 0
                                                                    6,920/ 0**                 65,740/ 0
                                                             60,000/ 120,000***                     0/ 0

 Frances M. Anhut  . . . . . . . . . . . . . . . . . .              1,207/ 0*                       0/ 0
                                                                   20,761/ 0**                197,230/ 0
                                                              46,667/ 93,333***                     0/ 0

 Ed L. Frazier . . . . . . . . . . . . . . . . . . . .       50,000/ 100,000***                     0/ 0

__________

   *  Represents options to purchase Holding Voting Common Stock.

  **  Represents options to purchase Holding Series 2 Preferred Stock.

 ***  Represents options to purchase Holding Nonvoting Common Stock.


(1) No options were exercised by a named executive officer during the year ended June 30, 1997.

(2) Value is calculated on the basis of the remainder of the per share fair market value of Holding Common Stock, and Holding Series 2 Preferred Stock, as applicable, minus the exercise price multiplied by the number of shares of Holding Common Stock, and Holding Series 2 Preferred Stock, as applicable underlying the option. The per share fair market value of Holding Common Stock used in making the calculation is $0.50. The per share fair market value of Holding Series 2 Preferred Stock used in making the calculation is $10.00. All amounts are rounded to the nearest dollar.

(3) All outstanding options have been accelerated in connection with the EDS Acquisition and, upon the consummation of the EDS Acquisition, such options will represent only the right to receive the consideration to be paid to the shareholders of Holding as a result of the EDS Acquisition, less any applicable exercise price.

OPTION REPRICING TABLE

   The following table sets forth certain information regarding the repricing of options to named executive officers during the preceding ten years.

                           TEN-YEAR OPTION REPRICINGS

                                                                                              LENGTH OF
                                                NUMBER OF                                     ORIGINAL
                                                SECURITIES        EXERCISE                   OPTION TERM
                                                UNDERLYING        PRICE AT        NEW       REMAINING AT
                                                 OPTIONS          TIME OF       EXERCISE       DATE OF
        NAME                 DATE (1)        REPRICED (#) (2)    REPRICING     PRICE (3)      REPRICING
        ----                 --------        ----------------    ---------     ---------      ---------
 A. Laurence Jones         June 26, 1996     20,673/ 355,578       $1.60         $0.50          7.52
 Nicholas J. Cuccaro       June 26, 1996      1,509/ 25,952        $1.60         $0.50          7.99
 Frances M. Anhut          June 26, 1996      1,207/ 20,761        $1.60         $0.50          7.71
 Nancy S. Talmey           June 26, 1996        402/ 6,920         $1.00         $0.50          4.17
 Ed L. Frazier                  --                  --               --            --            --

(1) The Board of Directors and Stockholders of Holding approved the option repricings during fiscal 1997, to be effective as of June 26, 1996. A total of 1,598,111 options with exercise prices ranging from $1.00 to $1.60 were repriced to $0.50 per option. These options are exercisable for an aggregate total of 32,150 and 552,985 shares of Holding Voting Common Stock and Holding Series 2 Preferred Stock, respectively.

(2) Represents options to purchase Holding Voting Common Stock and Holding Series 2 Preferred Stock, respectively.

(3) There is no established market price for any of Holding's equity securities. In the judgment of the Compensation Committee, the fair market value per option did not exceed the new exercise price at the effective date of the repricing.

Board of Directors Compensation Committee Report on Option Repricings

   Holdings and the Compensation Committee believe that stock options are an effective incentive for optionees to create value for Holding's stockholders. In order to increase the incentive for its optionees to create value, Holdings believed it was necessary to reduce the option price to a level which was closer to the options' fair market value. While the Compensation Committee believes that the fair market value per option did not exceed the new exercise price at the effective date of the repricing, the repricing significantly increases the optionees' opportunity to add to the value of their own respective equity interests.

Members of the Compensation Committee:         Thomas O. Hicks
                                               Jack D. Furst

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

   Mr. Jones has entered into an employment contract (the "Jones Employment Contract") with the Company. No fixed term of employment is provided by the Jones Employment Contract. The Jones Employment Contract provides for an annual base salary of $375,000. The Jones Employment Contract provides for the eligibility of the executive for an annual merit bonus as established by the Board of Directors pursuant to the Company's cash bonus plan as in effect from time to time. The Jones Employment Contract provides that upon (i) a termination of the executive's employment by the Company for any reason other than cause, (ii) the executive's death, disability, or retirement, or (iii) upon the termination of employment by the executive for good reason, Mr. Jones is entitled to receive severance pay in an amount equal to his base salary for a period equal to the longer of eighteen months or three years from the date of the Jones Employment Contract, a prorated bonus for the year of the executive's termination, and certain other benefits. The Jones Employment Contract provides that in the event of the sale of the

Company, the Company may terminate Mr. Jones and provide the severance benefits discussed above or require Mr. Jones to continue to work for a specified transition period and, unless agreed otherwise, provide the severance benefits discussed above at the expiration of the transition period for a period of eighteen months. Notwithstanding the foregoing, following the termination of Mr. Jones' employment after a sale of the Company, Mr. Jones will receive a one-time bonus of $750,000 in lieu of a prorated bonus for the year of the termination. For purposes of the Jones Employment Contract, (i) "cause" includes conviction of a felony, use of illegal drugs, fraud, or willful neglect of duties, (ii) "good reason" includes adverse change of title, duties, responsibilities, compensation, or benefits, and (iii) a "sale of the Company" occurs when (a) Hicks, Muse owns less than 25% of the outstanding common stock of Holding and has an unrecovered investment in Holding and its Subsidiaries amounting to less than $1 million, (b) Hicks, Muse receives, for its shares of Holding Common Stock, cash and/or marketable securities equal to at least 75% of the total value of Holding Common Stock, (c) a person or group other than Hicks, Muse acquires a majority of the outstanding voting stock of Holding or the Company, (d) Holding or the Company sells substantially all of its assets to someone other than Hicks, Muse, or (e) a majority of the board of Holding or the Company consists of persons nominated by anyone other than the then-current board.

   The Company has employment agreements with Messrs. Cuccaro, Flaherty, Frazier, Heery, Lacek, and Rosy, and Mss. Anhut, Morse, and Talmey (collectively, the "Senior Vice Presidents") with variable terms. The agreements provide for annual base salaries and additional annual merit bonuses as established by the Board of Directors. Under certain circumstances, including termination without cause (as defined), Senior Vice Presidents will be entitled to receive (i) monthly severance payments in an amount equal to their monthly base salary for a period of 6-12 months, (ii) a pro-rated portion of the bonus that would have been payable for the year in which such termination occurs, and (iii) certain other benefits.

   The Company also has change in control employment agreements (the "Change in Control Agreements") with each of the Senior Vice Presidents, with the exception of Mssrs. Heery and Lacek. The Change in Control Agreements provide that for a period of eighteen months (the "Retention Period") following a sale of the Company (as defined), if the Company terminates the employee for reasons other than cause (as defined), the employee shall receive severance pay equal to the employee's aggregate base salary through the remainder of the Retention Period. The Change in Control Agreements also provide that in the event of a sale of the Company (as defined) in which the holders of Holding Preferred Stock receive at least $125,000,000 in the aggregate, the employee shall receive a retention bonus equal to the 100% of the employee's then-existing base salary. The Company's aggregate obligation under the Change in Control Agreements is limited to $3,000,000. The EDS Acquisition does not constitute a sale of the Company as defined under the Change in Control Agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Mr. Furst, who is also a director of Holding and the Company, is Managing Director of Hicks, Muse. Mr. Hicks, who is also a director of Holding and the Company, is Chairman and Chief Executive Officer of Hicks, Muse. The Company has engaged Hicks, Muse to provide financial advisory services during the ten-year period ending August 22, 2000, in consideration for which Hicks, Muse will receive aggregate fees of approximately $1,800,000, which is currently payable in forty equal quarterly installments of $45,000. Hicks, Muse is also entitled to reimbursement for all reasonable and customary disbursements and out-of-pocket expenses incurred in the performance of those financial advisory services and will be indemnified by the Company against certain liabilities and expenses. During the year ended June 30, 1997, Hicks, Muse received fees pursuant to such agreement of $180,000. The financial advisory agreement will be terminated upon consummation of the EDS Acquisition.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   All of the issued and outstanding shares of common stock of the Company are held by Holding. The following table sets forth certain information as of August 22, 1997, regarding the beneficial ownership of the equity securities of Holding by each person who is known by Holding to beneficially own more than 5% of any class of Holding's voting securities, by the directors of the Company, and by the executive officers of the Company named in the Summary Compensation Table, individually, and by the directors and all executive officers of the Company as a group.

                                 NAME AND ADDRESS OF                         AMOUNT/NATURE        PERCENT OF
  TITLE OF CLASS                  BENEFICIAL OWNER                            OF OWNERSHIP           CLASS
  --------------                  ----------------                            ------------           -----
 5% STOCKHOLDERS OF VOTING SECURITIES:

 Common Stock                     Thomas O. Hicks                               363,312(1)          84.52%
                                  200 Crescent Court, Suite 1600
                                  Dallas, TX 75201

 Common Stock                     HMC/Neodata, L.P.                             147,065             37.86%
                                  200 Crescent Court, Suite 1600
                                  Dallas, TX 75201

 Common Stock                     HM/Neodata DBMS, L.P.                          98,210             25.29%
                                  200 Crescent Court, Suite 1600
                                  Dallas, TX 75201

 Common Stock                     Bruce W. Schnitzer                             47,094(2)          12.10%
                                  630 5th Avenue, Suite 2435
                                  New York, NY 10111

 Common Stock                     Wand/Neodata Investments, L.P.                 47,094(3)          12.10%
                                  30 Rockefeller Plaza, Suite 3226
                                  New York, NY 10112

 Common Stock                     Thomas O. Harbison                             22,901(4)           5.79%
                                  5400 Legacy Drive, H1-5B-29
                                  Plano, TX 75024

 Common Stock                     Steven L. Korby                                19,912              5.07%
                                  15110 North Dallas Parkway
                                  Dallas, TX 75248

 MANAGEMENT AND
   DIRECTORS:
 Common Stock                     A. Laurence Jones                             170,673(5)          30.53%
                                  (director of Holding and the Company
                                  and named executive officer)

 Common Stock                     Nicholas J. Cuccaro                            76,509(6)          16.46%
                                  (named executive officer)

 Common Stock                     Nancy S. Talmey                                60,402(7)          13.46%
                                  (named executive officer)

 Common Stock                     Ed. L. Frazier                                 50,000(8)          11.41%
                                  (named executive officer)

 Common Stock                     Frances M. Anhut                               47,874(9)          10.97%
                                  (named executive officer)

 Common Stock                     Thomas O. Hicks                               513,312(10)         88.53%
                                  (director of Holding and the Company)

Common Stock              Bruce W. Schnitzer                                         47,094(2)        12.10%
                          (director of Holding and the Company)

Common Stock              Thomas O. Harbison                                         22,901(4)         5.79%
                          (director of Holding and the Company)

Common Stock              Jack D. Furst                                               1,998                *
                          (director of Holding and the Company)

Common Stock              Kurt J. Burghardt                                             805                *
                          (director of Holding and the Company)

Common Stock              DIRECTORS AND EXECUTIVE OFFICERS                          869,677           94.57%
                          AS A GROUP

Series 2                  A. Laurence Jones                                         355,578(11)        5.05%
  Preferred Stock         (director of Holding and the Company
                          and named executive officer)

Series 2                  Nicholas J. Cuccaro                                        25,952(11)            *
  Preferred Stock         (named executive officer)

Series 2                  Frances M. Anhut                                           20,761(11)            *
  Preferred Stock         (named executive officer)

Series 2                  Nancy S. Talmey                                             6,920(11)            *
  Preferred Stock         (named executive officer)

Series 2                  Thomas O. Hicks                                         6,248,971(12)       84.53%
  Preferred Stock         (director of Holding and the Company)

Series 2                  Bruce W. Schnitzer                                        810,017(13)       12.10%
  Preferred Stock         (director of Holding and the Company)

Series 2                  Thomas O. Harbison                                        393,899(14)        5.79%
  Preferred Stock         (director of Holding and the Company)

Series 2                  Jack D. Furst                                              34,358                *
  Preferred Stock         (director of Holding and the Company)

Series 2                  Kurt J. Burghardt                                          13,841                *
  Preferred Stock         (director of Holding and the Company)

Series 2                  DIRECTORS AND EXECUTIVE OFFICERS                        6,731,105           88.69%
  Preferred Stock         AS A GROUP
----------

  *   Represents less than 1%.

(1) Includes (i) 4,459 shares of Voting Common Stock held directly of record by Thomas O. Hicks or by trusts pursuant to which Mr. Hicks is sole trustee and has sole investment and voting power, (ii) 147,065 shares of Voting Common Stock held directly of record by HMC/Neodata, (iii) 98,210 shares of Voting Common Stock held directly of record by HM/DBMS, (iv) 47 shares of Voting Common Stock held directly of record by an employee of Hicks, Muse, for which Mr. Hicks has sole investment and voting power, and (v) 113,531 shares of Voting Common Stock beneficially owned by other stockholders (including, among others, Wand and Messrs. Furst and Turner) who are obligated pursuant to the Stockholders Agreement to vote their shares of Holding Common Stock in favor of nominees of HMC/Neodata for election to Holding's board of directors.

      HMC/Neodata is a limited partnership in which the sole general partner is HMC Partners, L.P., a limited partnership in which the managing general partner is Hicks, Muse. Mr. Hicks is a controlling stockholder of Hicks, Muse and is also its Chairman of the Board, President, Chief Operating Officer, Chief Executive Officer, and Secretary. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Common Stock held by HMC/Neodata. John R. Muse, Jack D. Furst, Charles W. Tate, Lawrence D. Stuart, Michael J. Levitt, and Alan B. Menkes are officers, directors and minority stockholders of Hicks, Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Common Stock held by HMC/Neodata. HMC/Neodata and each of Messrs. Hicks, Muse, Furst, Tate, Stuart, Levitt, and Menkes disclaims the existence of a group and disclaims beneficial ownership of Common Stock not held directly of record by it or him.

      HM/DBMS is a limited partnership in which the sole general partner is HMC Partners, L.P., a limited partnership in which the managing general partner is Hicks, Muse. Mr. Hicks may be deemed to be the beneficial owner of Common Stock held by HM/DBMS. Messrs. Muse, Furst, Tate, Stuart, Levitt, and Menkes may be deemed to share with Mr. Hicks the power to vote or dispose of Common Stock held by HM/DBMS. HM/DBMS and each of Messrs. Hicks, Muse, Furst, Tate, Stuart, Levitt, and Menkes disclaims the existence of a group and disclaims beneficial ownership of Common Stock not held directly of record by it or him.

      Mr. Hicks may be deemed to be the beneficial owner of Common Stock held by Hicks, Muse. Messrs. Muse and Furst may be deemed to share with Mr. Hicks the power to vote or dispose of Common Stock held by Hicks, Muse. Hicks, Muse and each of Messrs. Hicks, Muse, Furst, Tate, Stuart, Levitt, and Menkes disclaims the existence of a group and disclaims beneficial ownership of Common Stock not held directly of record by it or him.

(2) Mr. Schnitzer holds no shares of Common Stock directly. Includes (i) 46,381 shares of Voting Common Stock held directly of record by Wand and
      (ii) 713 shares of Voting Common Stock issuable to Wand pursuant to a warrant issued in connection with the formation of the Company. Mr. Schnitzer is a director, an executive officer, and the controlling stockholder of the general partner of Wand and has investment and voting power with respect to shares of Common Stock held by Wand. Accordingly, Mr. Schnitzer disclaims beneficial ownership of Common Stock not held directly of record by it or him.

(3) Includes (i) 46,381 shares of Voting Common Stock held directly of record by Wand and (ii) 713 shares of Voting Common Stock issuable to Wand pursuant to a warrant issued in connection with the formation of the Company.

(4) Includes (i) 15,808 shares of Voting Common Stock held directly of record by Harbison Family Living Trust pursuant to which Mr. Harbison has investment and voting power with respect to shares of Common Stock held by it, (ii) 2,012 shares of Voting Common Stock that are immediately issuable pursuant to options granted under the Harbison Employment Agreement, and (iii) 5,081 shares of Voting Common Stock that are immediately issuable pursuant to an option.

(5) Represents 20,673 and 150,000 shares of Voting and Nonvoting Common Stock, respectively, that are immediately issuable pursuant to options.

(6) Represents 1,509 and 75,000 shares of Voting and Nonvoting Common Stock, respectively, that are immediately issuable pursuant to options.

(7) Represents 402 and 60,000 shares of Voting and Nonvoting Common Stock, respectively, that are immediately issuable pursuant to options.

(8) Represents shares of Nonvoting Common Stock that are immediately issuable pursuant to an option.

(10) Includes (i) 4,459 shares of Voting Common Stock held directly of record by Thomas O. Hicks or by trusts pursuant to which Mr. Hicks is sole trustee and has sole investment and voting power, (ii) 147,065 shares of Voting Common Stock held directly of record by HMC/Neodata, (iii) 98,210 shares of Voting Common Stock held directly of record by HM/DBMS, (iv) 47 shares of Voting Common Stock held directly of record by an employee of Hicks, Muse, for which Mr. Hicks has sole investment and voting power, and (v) 263,731 shares of Voting and Nonvoting Common Stock beneficially owned by other stockholders (including, among others, Wand and Messrs. Furst and Turner) who are obligated pursuant to the Stockholders Agreement to vote their shares of Holding Common Stock in favor of nominees of HMC/Neodata for election to Holding's board of directors.

(11) Represents shares of Series 2 Preferred Stock that are immediately issuable pursuant to an option.

(12) Includes (i) 76,695 shares of Series 2 Preferred Stock held directly of record by Thomas O. Hicks or by trusts pursuant to which Mr. Hicks is sole trustee and has sole investment and voting power, (ii) 2,529,522 shares of Series 2 Preferred Stock held directly of record by HMC/Neodata, (iii) 1,689,212 shares of Series 2 Preferred Stock held directly of record by HM/DBMS, (iv) 808 shares of Series 2 Preferred Stock held directly of record of an employee of Hicks, Muse for which Mr. Hicks has sole investment and voting power, and (v) 1,952,734 shares of Series 2 Preferred Stock beneficially owned by other stockholders (including, among others, Wand and Messrs. Furst, Jones and Turner) who are obligated pursuant to the Stockholders Agreement to vote their shares of Series 2 Preferred Stock in favor of nominees of HMC/Neodata for election to Holding's board of directors. See Footnote 1 for additional information concerning Mr. Hicks.

(13) Mr. Schnitzer holds no shares of Series 2 Preferred Stock directly. Includes (i) 797,753 shares of Series 2 Preferred Stock held directly of record by Wand and (ii) 12,264 shares of Series 2 Preferred Stock issuable to Wand pursuant to a warrant in connection with the formation of the Company. Mr. Schnitzer is a director, and executive officer, and the controlling stockholder of the general partner of Wand and has investment and voting power with respect to shares of Series 2 Preferred Stock held by Wand. Accordingly, Mr. Schnitzer disclaims beneficial ownership of Series 2 Preferred Stock not held directly of record by it or him.

(14) Includes (i) 271,895 shares of Series 2 Preferred Stock held directly of record by The Harbison Family Living Trust pursuant to which Mr. Harbison has investment and voting power with respect to shares of Series 2 Preferred Stock held by it, (ii) 34,602 shares of Series 2 Preferred Stock that are immediately issuable pursuant to options granted under the Harbison Employment Agreement and (iii) 87,402 shares of Series 2 Preferred Stock that are immediately issuable pursuant to an option.

CHANGE OF CONTROL

   Upon consummation of the EDS Acquisition, Holding will become a wholly-owned subsidiary of EDS. As a result, the Company will undergo a change of control. See "Item 13. Certain Relationships and Related Transactions - The EDS Acquisition."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FINANCIAL ADVISORY AGREEMENTS

   The Company has engaged each of Hicks, Muse and Wand to provide financial advisory services during the ten-year period ending August 22, 2000, in consideration for which Hicks, Muse and Wand will receive aggregate fees of approximately $1,800,000 and $350,000, respectively, which fees are currently payable in forty equal quarterly installments of $45,000 and $8,750, respectively. Hicks, Muse and Wand are also entitled to reimbursement for all reasonable and customary disbursements and out-of-pocket expenses incurred in the performance of those financial advisory services and will be indemnified by the Company against certain liabilities and expenses. During the year ended June 30, 1997, Hicks, Muse and Wand received fees pursuant to such agreements of $180,000 and $35,000, respectively. Upon consummation of the EDS Acquisition, the foregoing agreements will be terminated.

RELATIONSHIP WITH EDS

   The Company, Holding and EDS consummated the Recapitalization of Holding in November 1994. This transaction reduced the Company's obligations owed to EDS relating to NCORE by approximately $28.3 million. The transaction resulted in the issuance of additional Holding equity and the recapitalization of other Holding equity but had no effect on the Company's common equity ownership. See "Item 1. Business -- Background -- The Recapitalization" and Note 20 to the Company's Consolidated Financial Statements.

   Pursuant to the Amended IT Agreement, EDS will (i) continue to supply to the Company IT Services and (ii) assist the Company in reducing costs and improving its business operations. Under the Amended IT Agreement, the Company has control over the management direction of the IT Services and EDS' delivery of the IT Services. The

Amended IT Agreement amended, restated and supersedes the terms and conditions of all prior information technology services agreements between the Company and EDS as of the effective date of the Amended IT Agreement.

   The Amended IT Agreement provides for an initial term commencing January 1, 1995 and concluding on March 31, 2003 unless earlier terminated or subsequently renewed in accordance with the terms of the Amended IT Agreement. Under the Amended IT Agreement, EDS supplies all of the Company's information technology, equipment, and services needs. Excluded from the IT Services to be provided are the Company's existing information technology functions in Ireland; advanced function printing technicians, letter shop printing functions, and corporate-wide data entry systems (with certain exceptions); and any new business, entities, units or subsidiaries acquired or formed by Services subsequent to the effective date of the Amended IT Agreement which are operated independently from the Company's then existing information technology functions. Certain information technology functions formerly performed by the Company are included in the IT Services. Effective January 1, 1995, approximately 112 Company employees were transferred to EDS, as well as certain operating lease obligations for equipment and software. The Amended IT Agreement eliminated funding for NCORE.

   The Company compensates EDS for IT Services on a "cost-plus" basis. The term "cost-plus" means that the Company reimburses EDS for EDS' direct out-of-pocket expenses incurred by EDS in performing the IT Services and pays EDS an amount based on a percentage of the reimbursed costs.

   Fees incurred under the Amended IT Agreement for the year ended June 30, 1997 were $48,301,000, including $7,500,000 of capitalized expenditures. Fees incurred under the Amended IT Agreement for the year ended June 30, 1996 were $47,177,000, including $8,380,000 of capitalized expenditures. Fees incurred under the Amended IT Agreement for the year ended December 31, 1995 were $44,773,000, including $7,553,000 of capitalized expenditures. Fees incurred under the then-existing EDS information technology services agreement for the year ended December 31, 1994 were $31,664,000, including $5,271,000 of capitalized expenditures.

   The Company expects to spend approximately $50,400,000 in fiscal 1998 with respect to information technology services on a cost- plus basis as discussed above, including approximately $6,500,000 in capital expenditures. Amounts expended for facilities management services may vary in accordance with the amount and kind of services rendered, but are generally expected to remain flat or grow slightly commensurate with the growth in revenue for the foreseeable future.

   It is expected that the Amended IT Agreement will remain in effect after the consummation of the EDS Acquisition.

   Mr. Harbison, who is a director of Holding and the Company, is currently serving as President of the CustomerSolutions Strategic Business Line of EDS.

THE EDS ACQUISITION

   On August 7, 1997, Holding entered into an Agreement and Plan of Merger with EDS and Ramcad Corporation, a wholly-owned subsidiary of EDS, pursuant to which Ramcad Corporation will merge with and into Holding, with Holding surviving as a wholly-owned subsidiary of EDS (the "EDS Merger"). Pursuant to the EDS Merger, all outstanding capital stock of Holding not presently owned by EDS will be converted into the right to receive $2.60 per share, in the case of Voting Common Stock and Nonvoting Common Stock, and approximately $7.67 per share, in the case of Series 2 Preferred Stock. All outstanding options and warrants will be converted into the right to receive the consideration applicable to the shares of stock underlying such options and warrants, less any applicable exercise price. The EDS Acquisition is scheduled to close on August 29, 1997.

THE TAX SHARING AGREEMENT

   Holding and its subsidiaries file consolidated federal income tax returns and are parties to a tax sharing agreement for the purpose of allocating the federal income tax liability of the group among its members. The tax sharing agreement generally allocates the consolidated federal income tax liability to each member according to the ratio of what that member's tax liability would be if it filed separate federal income tax returns (subject to certain modifications) to the similarly computed separate return tax liabilities of all of the members of the group. Pursuant to the agreement, a member is permitted to utilize the net operating loss of another member (a "Loss Member") to reduce its share of consolidated federal income tax liability and is not required to compensate the Loss Member for such tax benefit unless and to the extent that the Loss Member generates taxable income which would have permitted the Loss Member to utilize the net operating loss in a separate federal income tax return.

HICKS, MUSE VOTING AGREEMENT

   Mr. Harbison has entered into a letter agreement with Hicks, Muse (the "Hicks, Muse Voting Agreement"). The Hicks, Muse Voting Agreement provides that, so long as either HMC/Neodata or HM/DBMS has the right, pursuant to the Stockholders' Agreement, to designate certain members of Holding's Board of Directors, Hicks, Muse will cause Mr. Harbison to be one of such designees. Such obligation of Hicks, Muse (i) shall terminate in the event that Mr. Harbison owns less than 10,059 shares of Holding Common Stock and (ii) shall be suspended during such period of time as certain former shareholders of Telemedia who are parties to the Stockholders Agreement designate someone other than Mr. Harbison to act in such capacity. Such agreement will terminate pursuant to its terms upon consummation of the EDS Acquisition.

ITEM 14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM
             8-K

   The following financial statements, financial statement schedule, and exhibits are filed as part of this report.

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

   See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this report.

EXHIBITS

EXHIBIT NO.                                                         EXHIBIT
-----------                                                         -------
2.1      --  Agreement and Plan of Merger, dated August 7, 1997, by and among Holding, EDS, and Ramcad Corporation*

3.1      --  Certificate of Incorporation of the Company. (incorporated by reference from Exhibit 3.1 to the Company's Registration
             Statement on  Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration
             No. 33-63838))

3.2      --  By-Laws of the Company. (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1
             as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

4.1      --  Indenture, dated as of May 5, 1993, between the Company, as Issuer, and Ameritrust Texas National Association, as
             Trustee. (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

4.2      --  Form of 12% Series B Senior Deferred Coupon Note due 2003. (incorporated by reference from Exhibit 4.3 to the Company's
             Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993
             (Registration  No. 33-63838))

10.1     --  Registration Rights Agreement, dated as of May 5, 1993, between the  Company and Morgan Stanley & Co. Incorporated.
             (incorporated by reference from Exhibit 10.6 to the Company's Registration Statement  on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.2     --  Tax Sharing Agreement, dated as of May 5, 1993, among the Company, Holding, Neodata Mailing Services, Inc. and Neodata
             Distribution         Services, Inc. (incorporated by reference from Exhibit 10.7 to the  Company's Registration
             Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration
             No. 33-63838))

10.3+    --  Amended and Restated Employment Agreement, dated as of June 1, 1993, among Mr. Thomas O. Harbison, the Company, and
             Holding. (incorporated by reference from Exhibit 10.57 to the Company's Registration  Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.4+    --  Letter Agreement between Hicks, Muse & Co. (TX) Incorporated and Mr. Thomas O. Harbison executed in connection with the
             Amended and Restated Employment Agreement. (incorporated by reference from Exhibit 10.58 to the Company's Registration
             Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration
             No. 33-63838))

10.5+    --  Stock Option Agreement, dated as of January 1, 1994, between Mr. A. Laurence Jones and Holding. (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended
             December 31, 1993)

EXHIBIT NO.                                                         EXHIBIT
-----------                                                         -------
10.6+    --  Stock Option Agreement, dated as of January 1, 1994, between Mr. William J. Turner and Holding. (incorporated by
             reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No.       33-63838) for the fiscal year
             ended December 31, 1993)

10.7+    --  Amendment and Restatement of Neodata Corporation Employee Investment Plan, dated as of January 1, 1994. (incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December 31, 1993)

10.8+    --  Neodata Corporation Amended and Restated Employee Incentive Plan, dated as of March 9, 1994 (incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December
             31, 1993)

10.9+    --  Neodata Corporation Supplemental Executive Investment Plan, effective as of January 1, 1994. (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December
             31, 1993)

10.10+   --  Financial Advisory Agreement, dated as of August 22, 1990, among Hicks, Muse, Holding, and the Company. (incorporated by reference from Exhibit 10.14 to the Company's Registration Statement on Form S-1 as declared effective by the
             Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.11+   --  Amendment Number One to Financial Advisory Agreement, dated as of September 30, 1992, among Hicks, Muse, Holding, and the Company. (incorporated by reference from Exhibit 10.15 to the Company's Registration Statement on Form S-1 as
             declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.12+   --  Amendment Number Two to Financial Advisory Agreement, dated as of May 5, 1993, among Hicks, Muse, Holding, and the
             Company. (incorporated by reference from Exhibit 10.16 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.13    --  Circulation Fulfillment Service Agreement, dated June 26, 1991, between the Company (formerly Neodata
             Books/Distribution Services, Inc. by name change and merger) and Meredith. (incorporated by reference from Exhibit
             10.48 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange
             Commission on August 24, 1993 (Registration No. 33-63838))

10.14    --  Fulfillment Agreement, dated as of June 26, 1991, between the Company (formerly Neodata Books/Distribution Services,
             Inc. by name change and merger) and Meredith. (incorporated by reference from Exhibit 10.49 to the Company's
             Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993
             (Registration No. 33-63838))

10.15    --  Securities Purchase Agreement, dated as of May 5, 1993, among Holding, HM/DBMS, and Wand. (incorporated by reference from Exhibit 10.50 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and
             Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.16    --  Amended and Restated Stockholders Agreement, dated as of May 5, 1993, among Holding, HMC/Neodata, HM/DBMS, Wand, and certain other stockholders of Holding. (incorporated by reference from Exhibit 10.51 to the Company's Registration
             Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration
             No. 33-63838))

10.17    --  Securities Purchase and Exchange Agreement, dated as of May 5, 1993, between Holding and EDS. (incorporated by reference from Exhibit 10.52 to the Company's Registration Statement on Form S-1 as declared effective by the
             Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

EXHIBIT NO.                                                         EXHIBIT
-----------                                                         -------
10.18    --  Securityholders Agreement, dated as of May 5, 1993, among Holding, HMC/Neodata, HM/DBMS, and EDS. (incorporated by reference from Exhibit 10.53 to the Company's Registration Statement on Form S-1 as declared effective by the
             Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.19    --  Securities Repurchase Agreement, dated as of May 5, 1993, among Holding, Continental Bank N.A., and Philadelphia Life.
             (incorporated by reference from Exhibit 10.54 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.20    --  Nonexclusive License Agreement, dated as of May 5, 1993 and effective as of April 15, 1993, between the Company and
             EDS. (incorporated by reference from Exhibit 10.56 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.21    --  Financial Advisory Agreement, dated as of August 22, 1990, among Holding, the Company, and Wand. (incorporated by reference from Exhibit 10.60 to the Company's Registration Statement on Form S-1 as declared effective by the
             Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.22+   --  Amendment Number One to Financial Advisory Agreement, dated as of September 30, 1992, among Holding, the Company, and
             Wand. (incorporated by reference from Exhibit 10.61 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.23    --  Amended and Restated Lease Agreement, by and among NeoServ (Co.) QRS 10-13, Inc., NeoServ (Co.) QRS 11-18, Inc., and
             the Company dated as of June 8, 1994 (incorporated by reference from Exhibit 10.76 to the Company's Quarterly Report on
             Form 10-Q File No. 33-63838 for the quarterly period ended June 30, 1994)

10.24    --  Construction Agreement, among the Company and Neoserv (Co.) QRS 10-13, Inc., NeoServ (Co.) QRS 11-18, Inc., and the
             Company dated as of June 8, 1994 (incorporated by reference from Exhibit 10.77 to the Company's Quarterly Report on
             Form 10-Q (File No. 33-63838) for the quarterly period ended June 30, 1994)

10.25    --  Amended and Restated Lease Agreement, by and among Neoserv (Co.) QRS 10-13, Inc. and Neoserv (Co.) QRS 10-8 Inc. (as
             landlord) and the Company (as tenant), dated as of June 8, 1994 (incorporated by reference from Exhibit 10.78 to the
             Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December 31, 1994)

10.26    --  First Amendment to Amended and Restated Lease Agreement, by and among Neoserv (Co.) QRS 10-13, Inc. and Neoserv (Co.)
             QRS 11-8, Inc. (as landlord) and the Company (as tenant) (incorporated by reference from Exhibit 10.79 to the Company's
             Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December 31, 1994)

10.27    --  Agreement for Information Technology Services, dated as of January 1, 1995, between the Company and EDS (incorporated by reference from Exhibit 10.83 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December 31, 1995)

10.28    --  Form of Second Amendment to Amended and Restated Lease Agreement, dated as of March 25, 1996, by and among Neoserv
             (Co.) QRS 10-13, Inc. and Neoserv (Co.) QRS 11-8, Inc. (as landlord) and the Company (as tenant) (incorporated by reference from Exhibit 10.89 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended
             December 31, 1995)

10.29    --  Stockholders Agreement, dated as of November 28, 1994, among Holding, HMC/Neodata, HM/DBMS, Hicks, Muse, EDS, and other stockholders (incorporated by reference from Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 33-
             63838) for the transition period ended June 30, 1996)

10.30+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Mr. Nicholas J. Cuccaro
             (incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the
             transition period ended June 30, 1996)

EXHIBIT NO.                                                         EXHIBIT
-----------                                                         -------
10.31+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Ms. Frances M. Anhut (incorporated by reference from Exhibit 10.42 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June 30, 1996)

10.32+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Mr. Ed L. Frazier (incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June 30, 1996)

10.33+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Ms. Susan L. Morse (incorporated by reference from Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June 30, 1996)

10.34+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Mr. Richard L. Rosy (incorporated by reference from Exhibit 10.46 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June 30, 1996)

10.35+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Ms. Nancy S. Talmey (incorporated by reference from Exhibit 10.47 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June 30, 1996)

10.36+   --  Letter Agreement, dated as of June 2, 1994, between the Company and Mr. Nicholas J. Cuccaro (incorporated by reference from Exhibit 10.48 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.37+   --  Letter Agreement, dated as of March 15, 1994, between the Company and Ms. Frances M. Anhut (incorporated by reference from Exhibit 10.49 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.38+   --  Letter Agreement, dated as of August 14, 1995, between the Company and Mr. Kevin G. Heery(incorporated by reference from Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.39+   --  Letter Agreement, dated as of September 23, 1993, between the Company and Ms. Susan L. Morse (incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.40+   --  Letter Agreement, dated as of February 25, 1992, between the Company and Mr. Richard L. Rosy (incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.41+   --  Letter Agreement, dated as of December 20, 1994, between the Company and Ms. Nancy S. Talmey (incorporated by reference from Exhibit 10.54 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.42    --  Credit Agreement, dated as of January 31, 1997, among Holding, the Company, Various Banks and Bankers Trust Company, as
             Agent (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 33-63838)
             for the quarterly period ended December 31, 1996)

10.43    --  Agreement, dated as of December 11, 1996, between the Company and Philip Morris Incorporated (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 33-63838) for the quarterly period ended
             March 31, 1997)**

10.44    --  Credit Agreement, dated as of February 24, 1997, among Holding, Neodata Creative Services, Inc., Neodata Investment
             Services, Inc. No. 1, Neodata Investment Services, Inc. No. 2, Various Banks and Bankers Trust Company, as Agent
             (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 33-63838) for the
             quarterly period ended March 31, 1997)

10.45    --  Third Amendment to Amended and Restated Lease Agreement, dated as of January 31, 1997, by and among Neoserv (Co.) QRS
             10-13, Inc. and Neoserv (Co.) QRS 11-8, Inc. (as landlord) and the Company (as tenant)*

10.46+   --  Letter Agreement, dated as of November 7, 1995, between the Company and Mr. Ed L. Frazier*

EXHIBIT NO.                                                         EXHIBIT
-----------                                                         -------
10.47+   --  Letter Agreement, dated as of June 17, 1996, between the Company and Ms. Frances M. Anhut*

10.48+   --  Letter Agreement, dated as of June 17, 1996, between the Company and Ms. Susan L. Morse*

10.49+   --  Letter Agreement, dated as of August 22, 1996, between the Company and Mr. Edward R. Flaherty*

10.50+   --  Letter Agreement, dated as of August 27, 1996, between the Company and Mr. Ed L. Frazier*

10.51+   --  Letter Agreement, dated as of September 18, 1996, between the Company and Mr. Kevin G. Heery*

10.52+   --  Executive Employment Agreement, dated as of December 17, 1996, between the Company and Mr. Edward R. Flaherty*

10.53+   --  Amended and Restated Executive Employment Agreement, dated as of January 1, 1997, between the Company and Mr. A.
             Laurence Jones*

10.54+   --  Executive Employment Agreement, dated as of February 25, 1997, between the Company and Mr. Mark A. Lacek*

10.55+   --  Letter Agreement, dated as of February 27, 1997, between the Company and Ms. Nancy S. Talmey*

21       --  Subsidiaries of the Company*

27       --  Financial Data Schedule*
----------

*  Filed herewith.

** Confidential treatment has been granted with respect to certain portions of such agreement and the confidential portions have been filed separately with the Commission pursuant to the confidential treatment request.

+  Indicates a management contract or compensatory plan or arrangement.

REPORTS ON FORM 8-K

   None.

                             NEODATA SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 14(A) AND 14(D)

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

 CONSOLIDATED FINANCIAL STATEMENTS
 Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2

 Consolidated Balance Sheets -- as of June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . .    F-3

 Consolidated Statements of Operations -- for the years ended June 30, 1997 and 1996
   and for the years ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .    F-4

 Consolidated Statements of Stockholder's Deficit -- for the year ended June 30, 1997,
   the six month period ended June 30, 1996, and for the years ended December 31, 1995 and 1994  .    F-5

 Consolidated Statements of Cash Flows -- for the years ended June 30, 1997 and 1996,
   and for the years ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .    F-6

 Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-8

 CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

 Schedule II -- Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . .    S-1


   All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
NEODATA SERVICES, INC.

   We have audited the consolidated financial statements and consolidated financial statement schedule of Neodata Services, Inc. listed in the Index appearing on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neodata Services, Inc. as of June 30, 1997 and 1996, and the consolidated results of its operations and cash flows for the years then ended and each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

Dallas, Texas
August 6, 1997, except for Footnote 21
which is as of August 18, 1997

                             NEODATA SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                                          1997           1996
                                                                                          ----           ----
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,786       $  1,304
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       67,800         54,996
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,859          6,088
                                                                                        --------       --------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       80,445         62,388
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . .       47,593         51,649
Computer software, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,362         18,819
Excess of cost over acquired net assets, net  . . . . . . . . . . . . . . . . . . .        9,517             --
Debt issue costs and other assets, net  . . . . . . . . . . . . . . . . . . . . . .        7,278          6,681
                                                                                        --------       --------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $163,195       $139,537
                                                                                        ========       ========

                         LIABILITIES AND STOCKHOLDER'S
DEFICIT
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 34,329       $ 18,323
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,387         22,062
  Current maturities of long-term debt and capital lease obligations  . . . . . . .        1,804            599
                                                                                        --------       --------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .       63,520         40,984
Long-term debt and capital lease obligations, net of current maturities . . . . . .      192,153        184,651
Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,521         10,522
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,598          5,757
                                                                                        --------       --------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      271,792        241,914
                                                                                        --------       --------
Commitments and contingencies (See Notes 13, 14 and 18)
Stockholder's deficit:
  Common stock, par value $.01 per share, 10,000 shares authorized,
     1,173 shares issued and outstanding  . . . . . . . . . . . . . . . . . . . . .           --             --
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,029         28,029
  Contributed capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       54,946         56,522
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (192,019)      (187,018)
  Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . . . .          447             90
                                                                                        --------       --------
       Total stockholder's deficit  . . . . . . . . . . . . . . . . . . . . . . . .     (108,597)      (102,377)
                                                                                        --------       --------
       Total liabilities and stockholder's deficit  . . . . . . . . . . . . . . . .     $163,195       $139,537
                                                                                        ========       ========


The accompanying notes are an integral part of these financial statements.

                           NEODATA SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
             AND FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                               (IN THOUSANDS)


                                                          YEAR ENDED JUNE 30,         YEAR ENDED DECEMBER 31,
                                                          -------------------         -----------------------
                                                          1997           1996           1995          1994
                                                          ----           ----           ----          ----
Revenue . . . . . . . . . . . . . . . . . . . .         $264,631       $237,061       $244,255       $221,132
                                                        --------       --------       --------       --------
Expense:
  Operating and production, excluding
    depreciation and amortization
    shown below   . . . . . . . . . . . . . . .          185,455        173,289        182,081        167,363
  Selling, general and administrative . . . . .           40,605         35,405         33,560         34,073
  Restructuring charges . . . . . . . . . . . .            1,896          1,667          1,667         (1,236)
  Impairment of NCORE . . . . . . . . . . . . .               --             --             --         31,155
  Depreciation and amortization . . . . . . . .           16,378         14,665         14,761         13,246
                                                        --------       --------       --------       --------
                                                         244,334        225,026        232,069        244,601
                                                        --------       --------       --------       --------

Income (loss) before interest expense
  and other   . . . . . . . . . . . . . . . . .           20,297         12,035         12,186        (23,469)
Interest expense and other  . . . . . . . . . .           24,985         23,863         23,015         19,444
                                                        --------       --------       --------       --------
       Net loss before extraordinary loss . . .           (4,688)       (11,828)       (10,829)       (42,913)
Extraordinary loss -- early extinguishment
  of debt . . . . . . . . . . . . . . . . . . .             (313)            --             --             --
                                                        --------       --------       --------       --------
       Net loss . . . . . . . . . . . . . . . .         $ (5,001)      $(11,828)      $(10,829)      $(42,913)
                                                        ========       ========       ========       ========


      The accompanying notes are an integral part of these financial statements.

                           NEODATA SERVICES, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
               FOR THE YEAR ENDED JUNE 30, 1997, THE SIX MONTH
                     PERIOD ENDED JUNE 30, 1996, AND FOR
                    THE YEARS ENDED DECEMBER 31, 1995 AND
                                    1994
                  (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                           ADDITIONAL                          CUMULATIVE
                                                 COMMON     PAID-IN  CONTRIBUTED  ACCUMULATED TRANSLATION
                                                 SHARES     CAPITAL    CAPITAL      DEFICIT    ADJUSTMENT     TOTAL
                                                 ------     -------    -------      -------    ----------     -----
  Balance December 31, 1993                       1,173     $    --   $ 61,145    $(127,576)     $(196)     $(66,627)
    Dividends to Holding to provide for
      purchase of Holding treasury stock                                  (310)                                 (310)
    Capital contribution from Holding                                       88                                    88
    Dividends to Holding to provide for
      payments on Meredith Note                                         (1,841)                               (1,841)
    Costs associated with a capital
      contribution                                             (271)                                            (271)
    Capital contribution from EDS as a
      result of the release of certain
      obligations                                            28,300                                           28,300
    Net loss                                                                        (42,913)                 (42,913)
    Foreign currency translation adjustment                                                        155           155
                                                 ------     -------   --------    ---------      -----     ---------
  Balance, December 31, 1994                      1,173      28,029     59,082     (170,489)       (41)      (83,419)
    Dividends to Holding to provide for
      payments on Meredith Note                                         (1,735)                               (1,735)
    Net loss                                                                        (10,829)                 (10,829)
    Foreign currency translation adjustment                                                         56            56
                                                 ------     -------   --------    ---------      -----     ---------
  Balance, December 31, 1995                      1,173      28,029     57,347     (181,318)        15       (95,927)
    Dividends to Holding to provide for
      payments on Meredith Note                                           (825)                                 (825)
    Net loss                                                                         (5,700)                  (5,700)
    Foreign currency translation adjustment                                                         75            75
                                                 ------     -------   --------    ---------      -----     ---------
  Balance, June 30, 1996                          1,173      28,029     56,522     (187,018)        90      (102,377)
    Dividends to Holding to provide for
      payments on Meredith Note                                         (1,576)                               (1,576)
    Net loss                                                                         (5,001)                  (5,001)
   Foreign currency translation adjustment                                                         357           357
                                                 ------     -------   --------    ---------      -----     ---------
 Balance, June 30, 1997                           1,173     $28,029   $ 54,946    $(192,019)     $ 447     $(108,597)
                                                 ======     =======   ========    =========      =====     =========



      The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
               AND FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                 (IN THOUSANDS)



                                                                 YEAR ENDED JUNE 30,     YEAR ENDED DECEMBER 31,
                                                            ------------------------   -------------------------
                                                                1997          1996         1995          1994
                                                                ----          ----         ----          ----
Cash flows from operating activities:
  Net loss                                                  $  (5,001)    $ (11,828)     $ (10,829)     $(42,913)
                                                            ---------     ---------      ---------      --------
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                             16,378        14,665         14,761        13,246
     Impairment of NCORE                                           --            --             --        31,155
     Extraordinary loss                                           313            --             --            --
     Provision for doubtful accounts receivable                   560         1,642          1,259         1,099
     Accretion of interest on long-term debt                       --        15,032         17,190        15,384
     Loss on disposal of assets                                   542            55             70            82
  Changes in assets and liabilities:
     Accounts receivable                                       (8,134)       (3,277)         4,196       (13,455)
     Prepaid expenses and other                                    77         7,140          3,460        (5,682)
     Debt issue costs and other assets                           (184)        1,097            707           (20)
     Accounts payable                                             116         1,636         (1,347)       12,135
     Accrued liabilities                                          476         2,913         (1,242)       (8,276)
     Customer deposits                                          1,999        (1,648)        (1,330)          726
     Other liabilities                                         (2,619)       (2,021)          (995)       (4,146)
     Other, net                                                    --             6              6            91
                                                            ---------     ---------      ---------      --------
     Total adjustments                                          9,524        37,240         36,735        42,339
                                                            ---------     ---------      ---------      --------
          Net  cash  provided   by  (used  in)  operating       4,523        25,412         25,906          (574)
                                                            ---------     ---------      ---------      --------
activities
Cash flows from investing activities:
  Purchases of property, plant and equipment                   (4,383)       (2,760)        (2,586)      (12,101)
  Proceeds from sales of property, plant and equipment            276           197            138            29
  Purchases and development of computer software               (6,963)       (9,602)        (9,191)       (5,271)
  Increase in restricted cash                                  (3,000)           --             --            --
  Payments for acquisitions, net of cash acquired              (8,393)           --             --            --
                                                            ---------     ---------      ---------      --------
          Net cash used in investing activities               (22,463)      (12,165)       (11,639)      (17,343)
                                                            ---------     ---------      ---------      --------
Cash flows from financing activities:
  Change in book overdrafts                                    12,605        (5,421)         5,603            --
  Borrowings under long-term lines of credit                  187,921       111,350        155,900        69,436
  Payments on long-term lines of credit                      (178,621)     (119,350)      (176,324)      (49,012)
  Debt issue cost                                              (1,189)         (450)          (450)         (374)
  Payments on long-term debt and capital leases                  (665)         (635)          (765)       (2,558)
  Payments for NCORE development                                   --            --             --          (709)
  Dividends to Holding for payments on Meredith Note           (1,986)         (415)          (442)           --
  Dividends to Holding for purchase of Holding
    treasury stock                                                 --            --             --          (310)
  Capital contribution from Holding                                --            --             --            88
  Costs associated with a capital contribution                     --            --             --          (271)
                                                            ---------     ---------      ---------      --------
          Net  cash  provided  by  (used  in)   financing      18,065       (14,921)       (16,478)       16,290
                                                            ---------     ---------      ---------      --------
activities
Change resulting from cumulative translation adjustment           357           262             56           155
                                                            ---------     ---------      ---------      --------
Net change in cash                                                482        (1,412)        (2,155)       (1,472)
Cash at beginning of year                                       1,304         2,716          2,341         3,813
                                                            ---------     ----------     ---------      --------
Cash at end of year                                         $   1,786     $   1,304      $     186      $  2,341
                                                            =========     =========      =========      ========

      The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
               AND FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                 (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Total cash interest payments were $24,038,000 and $4,452,000 for the years ended June 30, 1997 and 1996, respectively, and $4,798,000 and $2,717,000 for the years ended December 31, 1995 and 1994, respectively.

   In fiscal 1997, the Company paid $68,000 in alternative minimum tax. In 1995, the Company paid $129,000 in alternative minimum tax and $54,000 in state income taxes.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   In July 1996, the Company acquired assets in exchange for service credits totaling $780,000 (see Notes 3 and 12), which were recorded at their estimated present value at 12% of $653,000.

   In May 1996, the Company acquired assets in exchange for service credits totaling $2,200,000 (see Notes 3 and 12), which were recorded at their estimated present value at 12% of $1,676,000.

   During the year ended December 31, 1995, the Company entered into capital lease obligations for equipment totaling $400,000.

   The Company satisfied Holding's obligation under the Meredith Note (see Notes 1 and 16) for the second, third, and fourth quarters of 1995, and for the first three quarters of 1994, totaling $1,293,000 and $1,389,000, respectively, by reducing accounts receivable. Amounts due of $452,000 and $410,000 under the Meredith Note at December 31, 1995 and June 30, 1996, respectively, are included in accounts payable.

   In November 1994, in connection with the Recapitalization (see Note 20), Holding issued preferred stock to Electronic Data Systems Corporation ("EDS") in exchange for a reduction in obligations owed to EDS of $28,300,000. Liabilities reduced included certain obligations incurred in the development of NCORE of $26,903,000 and certain current obligations of $1,397,000.

   In December 1994, the Company entered into an additional capital lease obligation of $11,990,000 under the Centennial Building Capital Lease (see Note
11).

   In connection with the development of the Neodata Customer Oriented Relational Environment System ("NCORE"), the Company incurred obligations of $7,777,000 during 1994. (See Note 13).




 The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

   Neodata Services, Inc. (the "Company"), a wholly owned subsidiary of Neodata Corporation ("Holding"), provides comprehensive, integrated outsourced services to organizations using direct marketing. These services include magazine, book, and product fulfillment, product warehousing and distribution, telephone customer service, marketing database management, and loyalty program management. In addition, the Company provides marketing and promotional services and Internet services to a significant number of clients in various industries. The Company's services are used by various organizations using direct marketing and are adaptable to a broad variety of products and marketing activities.

   The Company was incorporated in August 1990 for the purpose of acquiring certain net assets of the Neodata Division ("Subscription Fulfillment") of A.C. Nielsen Company, a subsidiary of Dun & Bradstreet Corporation (the "Services Acquisition"). Concurrently, Holding acquired 100% of the common stock of TMI Corporation ("Telemedia" and the "Telemedia Acquisition"). In April 1991, Holding formed Neodata Product/Distribution Holdings, Inc. and its wholly-owned subsidiary Neodata Product/Distribution Services, Inc. (collectively "Product") for the purpose of acquiring substantially all the assets of the Fulfillment Services Division of Meredith Corporation (the "Product Acquisition"). In September 1992, Holding formed Neodata Database Marketing Services, Inc. ("Database") for the purpose of acquiring the stock of Wiland Services, Inc. (the "Database Acquisition").

   In 1993 the Company issued $163,000,000 in Senior Deferred Coupon Notes (the "Notes"), and Telemedia, Product, and Database were merged into the Company (the "Mergers"). After the Mergers, the Company included all operations, assets and liabilities of Holding with the exception of a note payable (the "Meredith Note"), which totaled approximately $3,492,000 and $4,711,000 at June 30, 1997 and 1996, respectively. The Meredith Note is not reflected in the financial statements of the Company, as such note is not an obligation of the Company or any of its subsidiaries. Holding's only asset is its equity investment in the issued and outstanding shares of common stock of the Company, and it does not conduct operations other than through the Company. Therefore, the only source of payment on the Meredith Note is cash generated by the Company.

   In November 1994, the Company, Holding and EDS entered into a transaction (the "Recapitalization") that resulted in the release of certain financial obligations owed by the Company to EDS and an increase in EDS' equity ownership in Holding (see Note 20).

   The Company is affected by a variety of regulatory issues, including Federal Trade Commission ("FTC") regulations, U.S. Postal Service ("USPS") reclassification, sales and use tax legislation, as well as legislation on a variety of privacy acts. New bills are regularly introduced in Congress and in state legislatures that propose restrictions concerning distribution of personal information, privacy in telecommunications, and taxation of periodicals, direct mail merchandise, and Internet transactions.

2. SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

   In April 1996 the Company changed its fiscal year end from December 31 to June 30 (see Note 4). References to "fiscal 1997" relate to the year ended June 30, 1997.

                             NEODATA SERVICES, INC.

  Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

  Property, Plant and Equipment

   Property, plant and equipment is stated at cost. Property, plant and equipment is depreciated over estimated useful lives of approximately five to thirty-one years using the straight-line method. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related leases using the straight-line method.

   The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures which increase the life of an asset are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

  Computer Software

   The Company capitalizes the costs of internal software development in accordance with Statement of Financial Accounting Standards No. 86. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. The Company has also capitalized the direct and indirect allocable costs and interest costs of internally developed software and the cost of purchased software to be used for internal use. Currently, the Company is amortizing all software costs using the straight-line method over estimated economic lives ranging from one to five years.

  Intangible and Long-Lived Assets

   The excess of cost over fair value of net assets acquired is amortized over the estimated useful lives of the costs, currently 3 to 15 years. The Company evaluates the recoverability of the excess of cost over net assets acquired, other intangible assets, and other long-lived assets annually to determine if impairment exists. A quantitative analysis of future undiscounted operating income (before the amortization of intangible assets) is used to determine the recoverability of these assets. In addition to reviewing the recoverability of assets annually, at each quarterly balance sheet date the Company evaluates whether events, changes of circumstances, or changes in the Company's business plan indicates that these assets might not be recoverable. If not, further quantitative analysis of future undiscounted operating income (before the amortization of intangible assets) is then performed. Adjustments are made if the sum of expected future cash flows is less than carrying value.

  Debt Issue Costs

   The costs related to the issuance of the Notes, the Senior Credit Facility, the Acquisition Credit Facility, and the Centennial Building Capital Lease (see
Note 11) are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.

                             NEODATA SERVICES, INC.

  Translation of Foreign Currencies

   The accounts of the Company's foreign subsidiaries in the United Kingdom and Ireland are measured using the local currency which has been designated as the functional currency. Assets and liabilities of those subsidiaries are translated at the exchange rate in effect at the end of each period. Revenues and expenses of those subsidiaries are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in a cumulative translation adjustment account in stockholder's deficit.

  Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Significant Client

   The Company enters into contracts with its clients with various terms and renewal provisions. Each of these contracts, with the exception of a contract with a significant client as described in the following paragraph, are subject to performance standards and certain contracts contain fixed price provisions subject to cost of living adjustments. There are no annual volumes committed under these contracts. Revenue is recognized when services are performed.

   Since 1993, the Company has performed product fulfillment, distribution, telephone customer services and other services under successive contracts with a significant client. The current contract with this client expires in January 1998. The client is billed on a "cost-plus" basis rather than a fixed price basis. Revenues are recorded as costs are incurred and include earned fees based on a percentage of costs incurred to date. Fees under the contract may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets. Such incentive fee awards or penalties are included in revenues at the time the amounts can be reasonably determined. Incentive fee awards recognized in fiscal 1997 amounted to $420,000. Revenues from services provided were approximately $40,281,000, $39,373,000, $44,083,000, and $20,375,000 for the
years ended June 30, 1997 and 1996 and the years ended December 31, 1995 and 1994, respectively. Accounts receivable for revenue, postage, and other reimbursables from this client at June 30, 1997 and 1996 totaled $3,849,000 and $4,728,000, respectively. Revenues for similar services from an affiliate of this client were approximately $16,037,000, $13,430,000, $12,589,000, and
$10,808,000 for the years ended June 30, 1997 and 1996 and the years ended December 31, 1995 and 1994, respectively. Accounts receivable for revenue, postage, and other reimbursables from this affiliate at June 30, 1996 totaled $2,816,000; no accounts receivable were outstanding at June 30, 1997.

  Cash and Cash Equivalents

   The Consolidated Statements of Cash Flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less) according to operating, investing, or financing activities. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of FDIC insurance limits. The Company places its temporary cash investments with high-credit, quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

                             NEODATA SERVICES, INC.

  Reclassifications

   Certain balances have been reclassified to conform to the current year presentation.

  New Accounting Pronouncements

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for the disclosure of comprehensive income. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities which are presented, under current standards, as a component of Stockholder's equity.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes requirements for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

   Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the requirements of these standards and has not yet determined their effect, if any, on the Company's Consolidated Financial Statements.

3. ACQUISITIONS

   In February 1997, Neodata Creative Services, Inc. ("Creative Services"), a newly formed wholly-owned subsidiary of the Company, acquired substantially all of the business assets and assumed the associated liabilities of The Lacek Group, Inc., as well as all of the outstanding stock of Lacek Systems and Software, Inc., and Lacek Travel Services, Inc. (the "Lacek Companies" and the "Lacek Acquisition"). The Lacek Acquisition was funded from cash, in addition to borrowings totaling $4,300,000 under a new line of credit agreement entered into by Creative Services (the "Acquisition Credit Facility") (see Note 11). Pursuant to the terms of the Lacek Acquisition, the Company deposited $3,000,000 into an escrow account as security for additional consideration, all or part of which may be paid in fiscal 1998 contingent upon the Lacek Companies achieving certain performance targets. The escrow deposit is accounted for as restricted cash and is included in "Prepaid expenses and other" on the Company's Consolidated Balance Sheet. Further additional consideration (in excess of the $3,000,000 deposited into escrow) of up to $9,000,000 is payable through June 2000 contingent upon the Lacek Companies achieving certain performance targets. The Company believes that the total amount of additional consideration to be paid, if any, cannot be reasonably estimated at this time.

   In July 1996, the Company acquired substantially all of the business assets of International Subscription Services Limited, a United Kingdom based subscription fulfillment subsidiary of The Economist Newspaper Limited (the "ISS Acquisition"). The ISS Acquisition was funded from cash, in addition to service credits totaling $780,000 over a three-year period (see Note 12), which were recorded at their estimated present value at 12% of $653,000.

   In May 1996, the Company acquired the product distribution assets of an operating division of Newfield Publications (the "Newfield Acquisition"). The Newfield Acquisition was funded through service credits totaling $2,200,000 over a five-year period (see Note 12), which were recorded at their estimated present value at 12% of $1,676,000.

   Results of operations after the respective acquisition dates are included in the Company's Consolidated Statements of Operations and Cash Flows. Pro forma results of operations have not been presented as the effect of the acquisitions was not material on a consolidated basis.

                             NEODATA SERVICES, INC.

4. TRANSITION PERIOD

   In April 1996 the Company changed its fiscal year end from December 31 to June 30. The change was made in order to conform the Company's fiscal year to its natural business cycle. Results of operations for the six-month periods ended June 30, 1996 and 1995 are as follows:

                                                                                1996           1995
                                                                                ----           ----
                                                                                           (UNAUDITED)
Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $114,665        $121,859
                                                                             --------        --------
Expense:
  Operating and production . . . . . . . . . . . . . . . . . . . . . . .       81,953          90,745
  Selling, general and administrative  . . . . . . . . . . . . . . . . .       18,662          17,200
  Provision for doubtful accounts receivable . . . . . . . . . . . . . .          680             297
  Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .        7,102           7,198
                                                                             --------        --------
                                                                              108,397         115,440
                                                                             --------        --------
Income (loss) before interest expense and other  . . . . . . . . . . . .        6,268           6,419
Interest expense and other . . . . . . . . . . . . . . . . . . . . . . .       11,968          11,120
                                                                             --------        --------


       Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (5,700)       $ (4,701)
                                                                             ========        ========

5. ACCOUNTS RECEIVABLE

   Accounts receivable at June 30, 1997 and 1996 consist of billed and unbilled amounts as follows (in thousands):

                                                                                1997           1996
                                                                                ----           ----
Accounts receivable, trade                                                    $57,956         $46,565
Unbilled revenue                                                                6,548           5,889
Unbilled postage cost and other reimbursables                                   4,540           4,135
                                                                              -------         -------
                                                                               69,044          56,589
Allowance for doubtful accounts                                                (1,244)         (1,593)
                                                                              -------         -------
                                                                              $67,800         $54,996
                                                                              =======         =======

6. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at June 30, 1997 and 1996 consist of the following (in thousands):

                                                                                1997           1996
                                                                                ----           ----
Land                                                                         $  1,412        $  1,414
Machinery and equipment                                                        54,204          53,804
Buildings and improvements                                                     37,052          36,375
                                                                             --------        --------
                                                                               92,668          91,593
Accumulated depreciation and amortization                                     (45,075)        (39,944)
                                                                             --------        --------
                                                                             $ 47,593        $ 51,649
                                                                             ========        ========

___Included in machinery and equipment above is computer and other equipment held under capital leases with a cost of $447,000 and accumulated depreciation of $137,000 and $89,000 at June 30, 1997 and 1996, respectively. Included in buildings and improvements are the Centennial Building Capital Leases (see Note
11) with a cost of $22,299,000 and accumulated depreciation of $3,835,000 and $2,720,000 at June 30, 1997 and 1996, respectively.

   Repairs and maintenance expense was $4,765,000, $4,194,000, $4,879,000, and $5,759,000 for the years ended June 30, 1997 and 1996 and the years ended December 31, 1995 and 1994, respectively. Depreciation expense

                             NEODATA SERVICES, INC.

related to property, plant, and equipment was $8,509,000, $9,266,000, $9,869,000, and $9,615,000 for the years ended June 30, 1997 and 1996 and the years ended December 31, 1995 and 1994, respectively.

7. COMPUTER SOFTWARE

   Computer software at June 30, 1997 and 1996 consists of the following (in thousands):

                                                                                1997           1996
                                                                                ----           ----
Purchased and developed software                                             $ 33,069         $ 26,204
Software acquired in acquisitions                                               6,952            6,952
                                                                             --------         --------
                                                                               40,021           33,156
Accumulated amortization                                                      (21,659)         (14,337)
                                                                             --------         --------
                                                                             $ 18,362         $ 18,819
                                                                             ========         ========

   NCORE was developed for the Company by EDS to replace and enhance software components of existing systems. Associated costs included developed software, system integration, systems conversion, purchased software packages, and costs of re-engineering certain input and output business processes. Amortization of NCORE applications commenced in December 1994. As discussed in Note 20, the Company determined that the NCORE development asset was not fully recoverable, resulting in a $31,155,000 write down of NCORE in the fourth quarter of 1994.

   Amortization expense related to computer software was $7,420,000, $5,399,000, $4,892,000, and $3,631,000 for the years ended June 30, 1997 and
1996 and the years ended December 31, 1995 and 1994, respectively.

8. EXCESS OF COST OVER ACQUIRED NET ASSETS

   The excess of cost over acquired net assets relates to the Lacek and ISS Acquisitions (see Note 3), which occurred during fiscal 1997. The excess of cost over acquired net assets is amortized on a straight-line basis over the estimated useful lives of the costs, currently 3 to 15 years. Accumulated amortization at June 30, 1997 and amortization expense for the year amounted to $426,000.

                             NEODATA SERVICES, INC.

9. ACCOUNTS PAYABLE

   Accounts payable at June 30, 1997 and 1996 consist of the following (in thousands):

                                                                                1997           1996
                                                                                ----           ----
Accounts payable, trade                                                       $11,696         $ 9,264
Book overdrafts                                                                13,451             846
Amounts due to EDS                                                              9,182           8,213
                                                                              -------         -------
                                                                              $34,329         $18,323
                                                                              =======         =======

10. ACCRUED LIABILITIES

   Accrued liabilities at June 30, 1997 and 1996 consist of the following (in thousands):

                                                                                1997           1996
                                                                                ----           ----
Accrued compensation cost                                                     $ 9,120         $ 6,340
EDS license fee and other                                                         427             656
Accrued taxes                                                                   1,204           1,796
Current portion of Meredith service credits                                     1,456           1,424
Accrued interest                                                                3,375           3,436
Other accrued liabilities                                                      11,805           8,410
                                                                              -------         -------
                                                                              $27,387         $22,062
                                                                              =======         =======

11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   A summary of long-term debt and capital lease obligations at June 30, 1997 and 1996 is as follows (dollars in thousands):

                                                                                1997           1996
                                                                                ----           ----
Notes with interest at 12% and semi-annual interest payments                 $163,000        $163,000
Senior Credit Facility                                                          5,000              --
Acquisition Credit Facility                                                     4,300              --
Centennial Building Capital Lease with imputed interest at 14.5%                7,140           7,248
Centennial Phase II Capital Lease with interest at 10%                         12,874          13,136
Other notes                                                                     1,362           1,441
Capital lease obligations, varying terms through 2001,
  interest from 12.0% to 14.5%                                                    281             425
                                                                             --------        --------
                                                                              193,957         185,250
Less current maturities                                                        (1,804)           (599)
                                                                             --------        --------
                                                                             $192,153        $184,651
                                                                             ========        ========

   In May 1993, the Company issued $163,000,000 aggregate principal amount ($115,057,000 initial accreted value) of the Notes. Interest on the Notes is payable at 12% per annum. Interest was accreted on the Notes through May 1, 1996 and accrued for payment thereafter. Semi-annual interest payments of $9,780,000 commenced on November 1, 1996. The Notes mature on May 1, 2003 and are general unsecured obligations of the Company.

   The Notes are not subject to redemption prior to May 1, 1998. On and after such date, the Company may redeem the Notes, in whole or in part, at the redemption prices set forth below plus accrued and unpaid interest to the date of redemption. Redemption prices are 106% of par value at May 1, 1998, 103% at May 1, 1999 and 100% at May 1, 2000 and thereafter. If less than all of the Notes are to be redeemed, the trustee may elect the Notes or portions thereof to be redeemed pro rata, by lot or by any other method the trustee shall deem fair and reasonable. The Notes

                             NEODATA SERVICES, INC.

contain covenants that, among other things, restrict (with certain exceptions) the payment of dividends, and limit (with certain exceptions) other indebtedness, investments, asset sales, consolidations, mergers, and transactions with shareholders and affiliates.

   In January 1997, the Company and Holding entered into a new five-year senior revolving line of credit facility (the "Senior Credit Facility") with a new lender to replace the Company's previous line of credit facility. The Senior Credit Facility provides for advances up to $40,000,000, subject to certain limitations, and is collateralized by the Company's accounts receivable and Holding's common stock in the Company. Interest on loans outstanding under the Senior Credit Facility is based, at the Company's option, on 1) the greater of the agent bank's prime rate (as defined) plus 1.25% or the certificate of deposit rate (as defined) plus 1.75%, or 2) LIBOR plus 2.5%. The Company is also obligated to pay an unused line fee equal to 0.5% computed on the average unutilized portion of the facility, in addition to an annual administrative fee of $75,000. The Senior Credit Facility includes certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay cash dividends (with certain exceptions), or make certain other payments, and which require the Company to meet certain financial provisions on a quarterly basis. Subject to significant limitations, the Company may complete acquisitions or make investments in subsidiaries.

   At June 30, 1997, $5,000,000 was outstanding under the Senior Credit Facility. No amounts were outstanding against the previous line of credit facility as of June 30, 1996. Letters of credit outstanding against existing line of credit facilities were $4,761,000 and $4,886,000 as of June 30, 1997 and 1996, respectively. Total remaining availability under existing line of credit facilities was $26,791,000 and $25,114,000 as of June 30, 1997 and 1996,
respectively.

   Debt issue costs of $1,038,000 under the Senior Credit Facility are amortized using the straight-line method over the term of the agreement. Unamortized debt issue costs of $313,000 related to the previous line of credit facility were charged as an extraordinary loss.

   In connection with the Lacek Acquisition (see Note 3), Creative Services entered into the Acquisition Credit Facility. The Acquisition Credit Facility provides for advances, subject to lender approval, of up to $6,300,000, is collateralized by substantially all the assets of Creative Services, and expires in August, 1998. The Acquisition Credit Facility includes certain covenants that, among other things, prohibit Creative Services from paying dividends to the Company, limit Creative Services' ability to incur additional debt, create liens, or make certain other payments, and which require Creative Services to meet certain financial provisions on a quarterly basis. At June 30, 1997, $4,300,000 was outstanding against the Acquisition Credit Facility. Debt issue costs of $151,000 under the Acquisition Credit Facility are amortized using the straight-line method over the term of the agreement.

   In April 1993, the Company entered into a capital lease obligation in the amount of $9,000,000 (the "Centennial Building Capital Lease") for a building in Louisville, Colorado ("Centennial Phase I"). In December 1994, the Centennial Building Capital Lease was amended to reflect a major addition to the building ("Centennial Phase II"). In connection therewith, the Company entered into an additional capital lease obligation of $11,990,000. Interest on Centennial Phase I is imputed at approximately 14.5%, and the remaining obligation at June 30, 1997 and 1996 totaled approximately $7,140,000 and $7,248,000, respectively. Interest on Centennial Phase II is imputed at 10%, and the remaining obligation at June 30, 1997 and 1996 totaled approximately $12,874,000 and $13,136,000, respectively. The Centennial Phase II obligation includes $1,500,000 originally included in the Centennial Phase I obligation. The Centennial Building Capital Lease contains certain covenants that, among other things, limit the Company's ability to incur additional debt, create liens, pay cash dividends (with certain exceptions), or make certain other payments, and which require the Company to meet certain financial provisions on a quarterly basis. During fiscal 1997, the lessor modified the financial covenants under the Centennial Building Capital Lease to be similar to the financial covenants under the Senior Credit Facility.

   The initial term of the Centennial Building Capital Lease is 20 years, with four successive five year renewals. The Company may purchase the Centennial Building at fair market value during the ninth year of the lease, or at the

                             NEODATA SERVICES, INC.

end of the first five year renewal period. Total monthly payments amount to approximately $109,000 and $130,000 for Centennial Phase I and Centennial Phase II, respectively. On June 1, 2001 and every fifth year thereafter, total annual payments under the Centennial Building Capital Lease will be increased by the lesser of 22.10% or the cumulative rate of inflation for the preceding five years.

   Holding has guaranteed performance on all terms of the Centennial Building Capital Lease. The Centennial Building Capital Lease is collateralized by the buildings.

   Future maturities of long-term debt and capital leases are as follows (in thousands):

                                                                    LONG-TERM      CAPITAL
   Year ending June 30:                                                DEBT        LEASES         TOTAL
                                                                       ----        ------         -----
     1998                                                            $  1,311     $   2,803      $  4,114
     1999                                                               4,351         2,803         7,154
     2000                                                                  --         2,801         2,801
     2001                                                                  --         2,752         2,752
     2002                                                               5,000         2,716         7,716
     Thereafter                                                       163,000        32,044       195,044
                                                                     --------     ---------      --------
                                                                      173,662        45,919       219,581
   Less amounts representing interest on capital lease obligations         --       (25,624)      (25,624)
   Less current maturities                                             (1,311)         (493)       (1,804)
                                                                     --------     ---------      --------
   Long-term debt and capital lease obligations, net
     of current maturities                                           $172,351     $  19,802      $192,153
                                                                     ========     =========      ========

12. OTHER LIABILITIES

   Other liabilities at June 30, 1997 and 1996 consist of the following (in thousands):

                                                                              1997            1996
                                                                              ----            ----
      Service credits                                                        $ 1,384         $ 2,638
      EDS license fee and contract obligation                                  1,635           2,435
      Other                                                                      579             684
                                                                             -------         -------
                                                                             $ 3,598         $ 5,757
                                                                             =======         =======

   Pursuant to prior technology agreements (see Note 13), EDS purchased certain computer equipment used in the Company's data center for $4,603,000 and prepaid a $1,600,000 license fee for a ten-year license to use certain of the Company's proprietary data processing information. The license fee is recognized in income on a straight-line basis over ten years. The proceeds from the sale of the equipment have been deferred as a long-term contract obligation.

   The amortization on the license fee and obligation is as follows (in thousands):

      Year ending June 30:
        1998                                                                                 $  757
        1999                                                                                    757
        2000                                                                                    757
        2001                                                                                    127
                                                                                             ------
                                                                                              2,398
        Less amounts representing interest and current portion                                 (763)
                                                                                             ------
                                                                                             $1,635
                                                                                             ======

                             NEODATA SERVICES, INC.

13. NCORE DEVELOPMENT AND TECHNOLOGY AGREEMENT

   Through December 31, 1994, the Company incurred liabilities totaling $29,333,000 related to NCORE development. Payments through December 31, 1994 reduced these liabilities by $2,430,000. In connection with the Recapitalization, EDS eliminated the Company's remaining liabilities of $26,903,000 in exchange for Holding preferred stock (see Note 20). This reduction in liabilities together with a reduction in certain trade payables of approximately $1,397,000 was accounted for as a capital contribution.

   In connection with the Recapitalization, EDS and the Company entered into the Amended IT Agreement effective as of January 1, 1995. The Amended IT Agreement amended and restated the terms upon which EDS will (i) continue to supply to the Company information technology services (the "IT Services") and
(ii) assist the Company in reducing costs and improving its business operations. Under the Amended IT Agreement, the Company has control over the management direction of the IT Services and EDS's delivery of the IT Services. The Amended IT Agreement amends, restates and supersedes the terms and conditions of all prior information technology services agreements between the Company and EDS as of the effective date of the Amended IT Agreement. Certain information technology functions formerly performed by the Company are included in the IT Services. Effective January 1, 1995, approximately 112 Company employees were transferred to EDS, as well as certain operating lease obligations for equipment and software.

   The Amended IT Agreement provides for an initial term concluding on March 31, 2003 unless earlier terminated or subsequently renewed in accordance with the terms of the Amended IT Agreement. Under the Amended IT Agreement, EDS supplies to the Company substantially all of the Company's information technology, equipment, and services needs, with certain exceptions. Any information technology services of the Company which are beyond the scope of the Amended IT Agreement must be agreed to in writing in advance by the parties. If either party materially defaults in the performance of any of its duties or obligations under the Amended IT Agreement, and such default shall not be substantially cured within sixty days after written notice is given to the defaulting party specifying the default, then the other party may terminate the Amended IT Agreement as of a date specified in such notice of termination.

   The Company compensates EDS for IT Services on a "cost-plus" basis. The term "cost-plus" means that the Company reimburses EDS for EDS's direct out-of-pocket expenses incurred by EDS in performing the IT Services and pays EDS an amount based on a percentage of the reimbursed costs. EDS is required to use its reasonable efforts to obtain the various third party resources and services to be provided to the Company at the lowest vendor charges commercially available to EDS. In addition, EDS must take any and all reasonable steps to minimize the amount and level of reimbursed service costs consistent with the performance of its obligations under the Amended IT Agreement. The Company estimates fiscal 1998 expenditures to be approximately $50,400,000 under the Amended IT Agreement, including approximately $6,500,000 in capitalized expenditures. EDS has also agreed to provide the Company with related financing on commercially customary terms and conditions.

   Fees incurred under the Amended IT Agreement for the year ended June 30, 1997 were $48,301,000 (including $7,500,000 of capitalized expenditures), of which $9,182,000 and $427,000 was included at June 30, 1997 in accounts payable and accrued liabilities, respectively. Fees incurred under the Amended IT Agreement for the year ended June 30, 1996 were $47,177,000 (including $8,380,000 of capitalized expenditures), of which $8,213,000 and $656,000 was included at June 30, 1996 in accounts payable and accrued liabilities, respectively. Fees incurred under the Amended IT Agreement for the year ended December 31, 1995 were $44,773,000 (including $7,553,000 of capitalized expenditures), of which $12,581,000 and $518,000 was included at year-end in accounts payable and accrued liabilities, respectively. Fees incurred under the then-existing EDS information technology services agreement for the year ended December 31, 1994 were $31,664,000 (including $5,271,000 of capitalized expenditures), of which $7,208,000 and $592,000 was included at year-end in accounts payable and accrued liabilities, respectively.

                             NEODATA SERVICES, INC.

14. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

  Financial Advisory Agreements

   The Company has engaged each of Hicks, Muse, Tate & Furst Incorporated ("Hicks, Muse") and Wand/Neodata Investments, L.P. ("Wand"), to provide financial advisory services during the ten-year period ending August 22, 2000, in consideration for which Hicks, Muse and Wand will receive aggregate fees of approximately $1,800,000 and $350,000, respectively, which are currently payable in quarterly installments of $45,000 and $8,750, respectively. Hicks, Muse and Wand are also entitled to reimbursement for all reasonable and customary disbursements and out-of-pocket expenses incurred in the performance of those financial advisory services and will be indemnified by the Company against certain liabilities and expenses. Hicks, Muse received fees of $180,000 in each of the years ended June 30, 1997 and 1996 and in the years ended December 31, 1995 and 1994 pursuant to such agreements. Wand received fees of $35,000 in each of the years ended June 30, 1997 and 1996 and in the years ended December 31, 1995 and 1994 pursuant to such agreements.

Leases

   The Company leases various office and warehouse space and certain property and equipment under noncancelable operating lease agreements. Most leases contain options to renew at varying terms and some contain purchase options. Under contracts existing at June 30, 1997, the future minimum annual rentals applicable to these leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

        Year ending June 30:
        1998                                                                                   $ 13,380
        1999                                                                                     12,000
        2000                                                                                     10,855
        2001                                                                                      9,108
        2002                                                                                      5,992
        Thereafter                                                                               25,601
                                                                                               --------
      Total minimum lease payments                                                             $ 76,936
                                                                                               ========

___Rental expense for operating leases was $14,718,000, $15,918,000, $14,328,000, and $12,888,000 for the years ended June 30, 1997 and 1996 and the years ended December 31, 1995 and 1994, respectively.

  Employment Agreements

   The Company has employment agreements with certain executive officers with variable terms. The agreements provide for annual base salaries and additional annual merit bonuses as established by the Board of Directors. Under certain circumstances, including termination without cause (as defined), certain executive officers will be entitled to receive (i) monthly severance payments in an amount equal to their monthly base salary for a period of 3-18 months,
(ii) a pro-rated portion of the bonus that would have been payable for the year in which such termination occurs, and (iii) certain other benefits. The maximum aggregate commitment for future salaries, excluding bonuses, under these employment agreements is approximately $2,500,000.

  Ireland Grants

   In November 1994, the Company signed an agreement (the "Agreement") with the Industrial Development Agency of Ireland (the "IDA") to grant the Company's foreign subsidiary in Ireland cash payments in various installments. Through June 30, 1997, the Company received cash payments totaling approximately $1,700,000 under the Agreement, which were recorded as deferred income. In March 1997, the Company adopted a plan to close its remaining facilities in Ireland (see Note 20). As a result, the Company will be required to repay approximately $1,700,000 of grant funds to the IDA in fiscal 1998.

                             NEODATA SERVICES, INC.

  Telecommunications Agreement

   The Company has entered into a three-year noncancelable agreement with a telecommunications provider pursuant to which the Company will receive, among other things, interstate and international telecommunications services at a discount from the telecommunications provider if certain minimum billing levels are maintained. This agreement superseded a previously existing agreement with the same telecommunications provider. Under the current agreement, minimum billing levels amount to $3,000,000 for each of the years ended June 30, 1998, 1999, and 2000. The Company believes that it will satisfy the requirements under the agreement.

  Real Estate Partnership

   The Company has a minority interest in a real estate partnership which owns one of the Company's facilities. Rental expense paid to this partnership amounted to $362,000, $382,000, $412,000, and $400,000 during the years ended
June 30, 1997 and 1996 and the years ended December 31, 1995 and 1994, respectively. At June 30, 1997 and 1996, the Company held a note receivable from the partnership amounting to $129,000.

  Other Contingencies

   In the normal course of business, the Company is subject to certain legal proceedings. In management's opinion, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results.

15. INCOME TAXES

   Holding and the Company file a consolidated federal income tax return and are parties to a tax sharing agreement for the purpose of allocating the federal income tax liability of the group among its members. The tax sharing agreement generally allocates the consolidated federal income tax liability to each member according to the ratio of what that member's tax liability would be if it filed a separate federal income tax return (subject to certain modifications) to the similarly computed separate return tax liability of the members of the group. Pursuant to the agreement, a member is permitted to utilize the net operating loss of another member (a "Loss Member") to reduce its share of consolidated federal income tax liability and is not required to compensate the Loss Member for such tax benefit unless and to the extent that the Loss Member generates taxable income which would have permitted the Loss Member to utilize the net operating loss in a separate federal income tax return.

                             NEODATA SERVICES, INC.

   The Company's principal temporary differences between the financial reporting and tax basis of assets and liabilities at June 30, 1997 and 1996 are as follows (in thousands):

                                                                                1997           1996
                                                                                ----           ----
   Deferred tax assets:
     Allowance for doubtful accounts                                         $      568     $      795
     Property, plant and equipment depreciation                                   3,174          3,505
     Computer software amortization and intangible and other assets               2,266          4,836
     Original issue discount                                                     18,196         18,196
     Other accrued liabilities                                                    3,952          3,316
     Stock of foreign subsidiaries                                                2,423          2,424
     Alternative minimum tax payments                                               193            137
     Net operating loss carryforwards                                            15,399         17,723
                                                                             ----------     ----------
        Total gross deferred tax assets                                          46,171         50,932
     Valuation allowance                                                        (46,155)       (50,855)
                                                                             ----------     ----------
     Net deferred tax assets                                                         16             77
                                                                             ----------     ----------
   Deferred tax liabilities:
     Service credits                                                                (16)           (77)
                                                                             ----------     ----------
        Total gross deferred tax liabilities                                        (16)           (77)
                                                                             ----------     ----------
     Net deferred income tax asset (liability)                               $        0     $        0
                                                                             ==========     ==========


   The Company has incurred cumulative losses in recent years. Therefore, in accordance with SFAS 109, the Company has concluded that a full valuation allowance must be applied to the gross deferred tax asset, resulting in a net deferred tax asset of zero, except to the extent that the benefit of operating loss carryforwards can be used to offset future reversals of existing deferred tax liabilities. The net increase (decrease) in the valuation allowance for the year ended June 30, 1997, the six month period ended June 30, 1996, and the years ended December 31, 1995 and 1994 was $(4,700,000), $1,358,000,
$6,351,000, and $8,350,000, respectively.

   The Company has net operating loss carryforwards for income tax purposes of approximately $40,500,000 at June 30, 1997 that expire beginning in 2006. Net operating loss carryforwards for alternative minimum tax purposes at June 30, 1997 are approximately $37,700,000. These carryforwards expire beginning in 2006.

   In 1995, the Internal Revenue Service completed its examination of the Company's federal income tax returns for the years 1991 through 1993. Adjustments relating to this examination capitalized amounts originally expensed and reduced original purchase price allocations. Additional deferred tax assets resulting from the audit consist primarily of accrued but unpaid original issue discount which will be deductible when paid. The examination resulted in the payment of $129,000 in alternative minimum tax.

   In fiscal 1997, the Internal Revenue Service began an examination of the Company's federal income tax returns for 1994 and 1995. The Internal Revenue Service has proposed adjustments to reduce the Company's net operating loss carryforwards by approximately $8,100,000. The proposed adjustments primarily reduce certain depreciation and amortization deductions claimed by the Company. The proposed adjustments are included at June 30, 1997 in the schedule of principal temporary differences shown above. The Company anticipates completion of this examination in fiscal 1998.

   Any future change of control of the Company could, under certain circumstances, result in the limitation of net operating loss carryforwards.

                             NEODATA SERVICES, INC.

   Reconciliation of the United States federal statutory rate and state income tax rates to the Company's effective tax rate for the year ended June 30, 1997, the six month period ended June 30, 1996 and the years ended December 31, 1995 and 1994 is as follows:

                                                           1997         1996        1995        1994
                                                           ----         ----        ----        ----
   U.S. statutory rate of tax                              34.0%        34.0%       34.0%      34.0%
   State income tax rates                                   4.0          4.0         4.0        4.0
   Operating losses with no current tax benefit           (38.0)       (38.0)      (38.0)     (38.0)
                                                          -----        -----       -----      -----
                                                            0.0%         0.0%        0.0%       0.0%
                                                          =====        =====       =====      =====

16. RETIREMENT SAVINGS PLAN

   The Neodata Corporation 401(k) Savings Plan (the "Plan") is a defined contribution plan and covers all non-union employees of Neodata. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") as amended and Section 401(k) of the Internal Revenue Code.

   The assets of the Plan are held and the related investment transactions are executed by the Plan's trustee. Participants in the Plan have four investment alternatives in which to place their funds and may place their funds in one or more of these investment alternatives. Administrative fees, including audit and attorney fees, are paid by the Company on behalf of the Plan. The Company may make contributions to the Plan at its sole discretion. The Company matches one-half of participants' contributions to the Plan up to 6% of compensation. The Company contributed $1,365,000, $1,041,000, $960,000 and $1,012,000 to the
Plan for the years ended June 30, 1997 and 1996 and the years ended December 31, 1995 and 1994, respectively.

17. HOLDING EQUITY

   Holding's only asset is its equity investment in the issued and outstanding shares of common stock of the Company. Information relating to Holding equity is presented to provide a more complete description of the Company's equity transactions.

Holding Common Stock

   Holding's certificate of incorporation, as amended, authorizes 66,000,000 shares of common stock, of which 63,000,000 shares have voting rights (the "Voting Common Stock") and 3,000,000 shares do not have voting rights (the "Nonvoting Common Stock"). Voting Common Stock, as a class, was created pursuant to the Recapitalization in 1994; all common stock existing previous to the Recapitalization was retired. Nonvoting Common Stock, as a class, was created in fiscal 1997 pursuant to an amendment to Holding's certificate of incorporation. As of June 30, 1997 and 1996, outstanding shares of common stock amounted to 388,395, all of which were Voting Common Stock.

  Holding Class A Convertible Preferred Stock

   Holding's certificate of incorporation, as amended, authorizes 18,000,000 shares of Class A Convertible Preferred Stock, consisting of 9,000,000 shares designated as Series 1 Preferred Stock and 9,000,000 shares designated as Series 2 Preferred Stock. Class A Convertible Preferred Stock may, under certain conditions, be converted into shares of Voting Common Stock. Each share of Series 1 Preferred Stock is convertible into approximately 2.91 shares of Voting Common Stock, subject to adjustment under certain conditions. Each share of Series 2 Preferred Stock is convertible into approximately 2.85 shares of Voting Common Stock. Each share of the Class A Convertible Preferred Stock has an initial liquidation preference of $10. Dividends accumulate on the Class A Convertible Preferred Stock, without interest, at the rate of 10% per year; such dividends are added to the liquidation preference of the stock whether or not they have been declared by the Board of Directors. Cumulated and unpaid dividends on the Class A Convertible Preferred Stock may, under certain conditions, be converted into a

                             NEODATA SERVICES, INC.

number of shares of Voting Common Stock equal to 1) the dollar amount of such cumulated dividends, divided by 2) the current market price (as defined) per share of the Voting Common Stock.

   Holding Class A Convertible Preferred Stock has no voting rights except that holders of Series 1 Preferred Stock have the right to designate an advisory director who may attend meeting of the board of directors but will not have the right to vote on any matters.

   As of June 30, 1997 and 1996, outstanding shares of Series 1 and Series 2 Class A Convertible Preferred Stock amounted to 8,600,000 and 6,680,394, respectively.

  Holding Class B Junior Convertible Preferred Stock

   Holding's certificate of incorporation, as amended, authorizes 3,090,000 shares of Class B Junior Convertible Preferred Stock. Class B Junior Convertible Preferred Stock may, under certain conditions, be converted into a number of shares of Voting Common Stock equal to 1) the number of Class B shares being converted multiplied by $10, divided by 2) the current market price (as defined) per share of the Voting Common Stock. Each share of the Class B Junior Convertible Preferred Stock has an initial liquidation preference of $10. Dividends cumulate on the Class B Junior Convertible Preferred Stock, without interest, at the rate of 10% per year; such dividends are added to the liquidation preference of the stock whether or not they have been declared by the Board of Directors. The liquidation preference of the Class B Junior Convertible Preferred Stock is junior to that of the Class A Convertible Preferred Stock. Cumulated and unpaid dividends on the Class B Junior Convertible Preferred Stock may, under certain conditions, be converted into a number of shares of Voting Common Stock equal to 1) the dollar amount of such cumulated dividends, divided by 2) the current market price (as defined) per share of the Voting Common Stock.

   Class B Junior Convertible Preferred Stock has no voting rights.

   As of June 30, 1997 and 1996, outstanding shares of Class B Junior Convertible Preferred Stock amounted to 3,090,000.

  Warrants

   In connection with the Company's senior subordinated debt issuance in 1990, Holding issued warrants (the "Subdebt Warrants"), all of which are exercisable at no cost. Each Subdebt Warrant is exercisable for approximately 0.02 shares of Voting Common Stock and 0.34 shares of Series 2 Preferred Stock. The Subdebt Warrants expire in August 2000. As of June 30, 1997 and 1996, outstanding Subdebt Warrants amounted to 1,405,000.

   In connection with the Services Acquisition in 1990, Holding issued warrants (the "Bridge Warrants") at an exercise price of $.10 per warrant to affiliates of certain stockholders. Each Bridge Warrant is exercisable for approximately
0.02 shares of Voting Common Stock and 0.34 shares of Series 2 Preferred Stock. The Bridge Warrants expire in August 2000. As of June 30, 1997 and 1996, outstanding Bridge Warrants amounted to 65,000.

  Options

   1990 Employee Incentive Plan. In 1990, Holding adopted the 1990 Employee Incentive Plan (the "1990 Plan"). Under the 1990 Plan, Holding granted to certain officers and employees both incentive and non-qualified stock options. The maximum term for incentive options under the 1990 plan is ten years. Each 1990 Plan option is exercisable for approximately 0.02 shares of Voting Common Stock and 0.34 shares of Series 2 Preferred Stock. All outstanding options are exercisable in varying amounts beginning one year after grant. Pursuant to the Recapitalization, 2,969,000 1990 Plan options having an exercise price of $2.60 per option were canceled and replaced with a like number of options having an exercise price of $1.60 per option. Effective June 26, 1996, 1,598,111 1990 Plan options having exercise prices ranging from $1.00 to $1.60 per option and having a weighted

                             NEODATA SERVICES, INC.

average fair value of $0.15 per option were repriced to $0.50 per option. No more options will be granted under the 1990 Plan.

   1994 Stock Option Plan. In 1994, Holding adopted the 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, the maximum aggregate number of shares of common stock as to which options may be granted is 2,631,579, subject to adjustment in the event of a Reorganization (as defined). Under the 1994 Plan, Holding may grant to officers and any employees both incentive and non-qualified stock options to acquire shares of Voting or Nonvoting Common Stock. The maximum term for incentive options under the 1994 plan is ten years. Incentive stock options and non-qualified stock options must have an exercise price of at least 100% of fair market value of the shares on the date of grant. All outstanding options become exercisable in varying amounts as deemed appropriate by the Board of Directors at the time of the grant or as limited by
Section 422 of the Internal Revenue Code of 1986, as amended. In fiscal 1997, Holding issued a total of 2,401,500 1994 Plan options with a weighted average fair value of $0.17 per option to certain Company officers and employees. Each of the 1994 Plan options issued to date are exercisable for one share of Nonvoting Common Stock.

   Other Options. In 1990 and 1993, Holding granted options at exercise prices ranging from $1.00 to $1.60 per option to certain executive officers (the "Other Options"). Each of the Other Options are exercisable for approximately
0.02 shares of Voting Common Stock and 0.34 shares of Series 2 Preferred Stock.

   A summary of Holding's stock option activity is as follows:

                                       1990 PLAN                  1994 PLAN                  OTHER OPTIONS
                              ------------------------    -----------------------    ------------------------
                                              WEIGHTED                   WEIGHTED                    WEIGHTED
                                              AVERAGE                     AVERAGE                     AVERAGE
                                              EXERCISE                   EXERCISE                    EXERCISE
                                OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS        PRICE
                                -------        -----        -------        -----        -------        -----
Balance, January 1, 1994         909,000       $1.22             --           --        935,526       $1.06
  Granted                      2,732,759       $1.60             --           --             --          --
  Exercised                      (41,998)      $1.00             --           --             --          --
  Canceled                      (445,049)      $1.31             --           --       (247,720)      $1.00
                               ---------                                              ---------
Balance, December 31, 1994     3,154,712       $1.54             --           --        687,806       $1.09
Exercisable, Dec. 31, 1994       478,849       $1.18             --           --        687,806       $1.09

  Canceled                      (475,594)      $1.52             --           --             --          --
                               ---------                                              ---------
Balance, December 31, 1995     2,679,118       $1.54             --           --        687,806       $1.09
Exercisable, Dec. 31, 1995     1,857,379       $1.51             --           --        687,806       $1.09

  Canceled                       (81,000)      $1.39             --           --             --          --
                               ---------                                              ---------
Balance, June 30, 1996         2,598,118       $1.02             --           --        687,806       $1.09
Exercisable, June 30, 1996     2,193,917       $0.94             --           --        687,806       $1.09

  Granted                             --          --      2,401,500        $0.52             --          --
  Canceled                       (13,500)      $0.63          7,500        $0.50             --          --
                               ---------                  ---------                   ---------
Balance, June 30, 1997         2,584,618       $0.94      2,394,000        $0.52        687,806       $1.09
Exercisable, June 30, 1997     2,582,952       $0.94        652,680        $0.50        687,806       $1.09

                             NEODATA SERVICES, INC.

   The following summarizes information about Holding's stock options outstanding at June 30, 1997:

                                                   OUTSTANDING                             EXERCISABLE
                                  --------------------------------------------     -------------------------
                                                 WEIGHTED
                                                  AVERAGE
                   RANGE OF                      REMAINING         WEIGHTED                      WEIGHTED
                   EXERCISE                     CONTRACTUAL         AVERAGE                       AVERAGE
                    PRICES        OPTIONS      LIFE (YEARS)     EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                    ------        -------      ------------     --------------     -------    --------------
1990 Plan         $0.50-$1.60    2,584,618          6.17              $0.94       2,582,952         $0.94
1994 Plan         $0.50-$0.75    2,394,000          8.31              $0.52         652,680         $0.50
Other Options     $1.00-$1.60      687,806          2.79              $1.09         687,806         $1.09

   Holding accounts for stock-based compensation under APB No. 25 and has elected to comply with SFAS No. 123 through adoption of its disclosure requirements. Had the compensation cost for Holding's stock options been determined based on fair value at the grant dates consistent with the method prescribed by SFAS No. 123, Holding's net income would have been reduced by approximately $349,000 and $106,000 for the years ended June 30, 1997 and 1996, respectively. This pro forma effect was calculated using the Minimum Value Method, assuming a 7-year expected life, a forfeiture rate of zero, a dividend yield of zero, and risk-free interest rates at the date of grant ranging from 5.01% to 7.75%.

18. TRANSACTIONS WITH HOLDING

   In 1993, Holding assumed the obligation for the Meredith Note from Product as a result of the Mergers. The balance of the Meredith Note was $3,492,000 and $4,711,000 at June 30, 1997 and 1996, respectively. The only source of payment of the note is cash flow generated by the Company or reductions in the Company's accounts receivable from Meredith. Cash paid to service the note payable is reflected in the financing activities section on the statement of cash flows. The Company satisfied Holding's obligation under the Meredith Note for the second, third, and fourth quarters of 1995, and for the first three quarters of 1994, totaling $1,293,000 and $1,389,000, respectively, by reducing accounts receivable. Amounts due of $452,000 and $410,000 under the Meredith Note as of December 31, 1995 and June 30, 1996, respectively, are included in accounts payable.

   The remaining balance of the Meredith Note, together with interest totaling $451,000, will be paid in fiscal 1998.

19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   For cash and cash equivalents the carrying amount approximates fair value.

   For long-term debt, the fair value of the Company's fixed rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the Company's current incremental rate of borrowing. The variable rate long-term debt is computed at current quoted market rates.

   The Company enters into forward foreign exchange contracts to protect against future fluctuations in foreign currency exchange rates. At June 30, 1997, the Company had no contracts outstanding to buy foreign currency.

   The estimated fair values of the Company's financial instruments at June 30, 1997 and 1996 are as follows:

                                                                    1997                      1996
                                                                    ----                      ----
                                                            Carrying      Fair        Carrying       Fair
                                                             Amount       Value        Amount        Value
                                                             ------       -----        ------        -----
 Capital leases and long-term debt, including
   current portion, net of original issue discount . .       $193,957     $206,378      $185,250    $187,369

                             NEODATA SERVICES, INC.

20. SIGNIFICANT EVENTS

  Restructuring Charges

   In March 1997, the Company adopted a plan to close its remaining facilities in Ireland. At June 30, 1997, the Company had separated substantially all its Ireland employees and was in the process of disposing of substantially all remaining Ireland assets. Accordingly, the Company incurred a charge to earnings of $1,896,000 during fiscal 1997 for the estimated net cost of the closure, of which $1,675,000 was paid in fiscal 1997.

   In the fourth quarter of 1995, the Company adopted a plan to close its facilities in Kilmallock and Newcastle West, Ireland. The plan included separating 110 employees. The cost associated with these separations was approximately $1,667,000, all of which was paid in 1995.

   In 1993 the Company entered a plan (the "Restructuring") whereby it revised its delivery plan from function-based operations to customer-based service centers and changed the strategic direction of the NCORE technology. Total charges related to the Restructuring were $20,280,000, and remaining reserves related to the Restructuring were $8,987,000 at December 31, 1993.

   A summary of restructuring activity for the years ended December 31, 1994 and 1995, the six month period ended June 30, 1996, and the year ended June 30, 1997 is as follows:

    Restructuring reserves, December 31, 1993                                              $ 8,987
    1994 activity:
      Cash payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,261)
      Adjustments to reserves . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,236)
                                                                                           -------
    Balance, December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .            490
    1995 activity:
      1995 provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,667
      Cash payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,038)
      Adjustments to reserves . . . . . . . . . . . . . . . . . . . . . . . . . . .           (119)
                                                                                           -------
    Balance, December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .             --
    1996 activity                                                                               --
                                                                                           -------
    Balance, June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --
    1997 activity:
      1997 provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,896
      Cash payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,675)
                                                                                           -------
    Balance, June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   221
                                                                                           =======

  Recapitalization

   The Company, Holding, and EDS entered into a transaction (the "Recapitalization") in November of 1994 which reduced the Company's obligations owed to EDS by approximately $28.3 million and resulted in the issuance of additional Holding equity and the recapitalization of other Holding equity. Pursuant to the Recapitalization, Voting Common Stock, as a class, was created, and all previously existing common stock was retired.

   The Recapitalization was consummated on November 28, 1994, in two steps. First, Holding and EDS entered into a Securities Exchange Agreement dated November 15, 1994, pursuant to which EDS (i) released certain financial obligations relating to the development of NCORE owed by the Company to EDS at the time of the consummation of the Recapitalization (the "Closing"), (ii) transferred to Holding all of the Holding common stock then owned by EDS representing approximately 27.8% (on a fully-diluted basis) of the Holding common stock outstanding immediately prior to the Recapitalization, and (iii) terminated portions of the then- existing Technology Agreement and entered into a new Agreement for Information Technology Services (the "Amended IT Agreement")

                             NEODATA SERVICES, INC.

with the Company. In exchange for the above, Holding issued to EDS (a) 8,600,000 shares of Class A Convertible Preferred Stock - Series 1 of Holding ("Series 1 Preferred Stock") having an initial aggregate liquidation preference of $86.0 million, and, subject to certain antidilution adjustments, convertible under certain conditions into a number of shares of new Voting Common Stock of Holding equal to 50.0% of the common stock outstanding (on a fully-diluted basis, assuming no conversion of the Class B Preferred Stock) immediately following the Closing, and (b) 3,090,000 shares of Class B Junior Convertible Preferred Stock (the "Class B Preferred Stock") having an initial aggregate liquidation preference of $30.9 million and convertible under certain conditions into a number of shares of Voting Common Stock having a fair market value equal to the liquidation preference of such Class B Preferred Stock.

   Second, all remaining shares of Holding common stock not owned by EDS (assuming the exercise of all warrants and options to purchase existing common stock outstanding on the date of the Closing) were converted into (i) an aggregate of 500,000 shares of Voting Common Stock equal to 1.0% of the common stock outstanding (on a fully-diluted basis, assuming no conversion of the Class B Preferred Stock) immediately following the Closing, and (ii) an aggregate of 8,600,000 shares of Class A Convertible Preferred Stock - Series 2 of Holding (the "Series 2 Preferred Stock") having an initial aggregate liquidation preference of $86.0 million and convertible under certain conditions into shares of Voting Common Stock equal to 49.0% of the common stock outstanding (on a fully- diluted basis, assuming no conversion of the Class B Preferred Stock) immediately following the Closing.

  Impairment of NCORE

   During 1993 management reviewed the Company's business including its technology direction for NCORE. The NCORE development project was originally expected to result in a major single deliverable software project becoming available from the development efforts of EDS on behalf of the Company. During the month of June 1993, management decided to implement a new plan for the deliverable projects and hardware platform for NCORE that would be focused primarily on client needs and individual "short-term deliverable" projects that would utilize the software developed to date to deliver substantially upgraded services. This new direction for NCORE represented a change in the timing of expected deliverable projects from that employed by previous management and was initiated as a result of a determination that the existing development plan was resulting in a rate of expenditure that was deemed unacceptable. The deliverable project related to the development of NCORE software still represented a fully relational database processing software system that would replace substantially all of the Company's client's operations software. Management reallocated resources from the project to focus on short-term deliverable projects and scaled down the rate of expenditures originally contemplated but not the size of the project. The Company proceeded to focus its efforts on how to disaggregate the project into specific discrete projects that could be delivered over a shorter period of time.

   The Company, Holding and EDS consummated the Recapitalization on November 28, 1994, which resulted in the release of certain financial obligations owed by the Company to EDS. The Recapitalization reduced the Company's obligations owed to EDS relating to the development of NCORE by approximately $28.3 million and resulted in the issuance of additional Holding equity and the recapitalization of other Holding equity. A significant component of the Recapitalization was the Amended IT Agreement.

   In connection with its decision to effect the Recapitalization and the Amended IT Agreement with EDS, the Company reevaluated its business plan and strategic technology direction. As a result of such reevaluation and in view of the Company's need to focus its financial and management attention on achieving short-term improvements in financial and operational performance in other areas of the business, the Company decided to utilize the software developed to date and discontinue all uncompleted portions of NCORE. Because of the departure from the technology employed in the development of NCORE, the Company reviewed NCORE between November 1994 and January 1995 to determine whether its full value would be recoverable. In January 1995 management determined that the full value would not be recoverable, and a $31.2 million writedown of the NCORE development asset was recorded in the fourth quarter of 1994. Costs capitalized in connection with the development of NCORE were funded under a long-term obligation to EDS, which was released as part of the Recapitalization and as a result,

                             NEODATA SERVICES, INC.

the writedown of these costs does not affect operating cash flows. The value of certain discrete program components of NCORE together with purchased software was determined by estimating the future gross revenues from the product reduced by the estimated future costs of maintenance and customer support required at the time of sale. The remaining balance of this asset at December 31, 1994 was $4.2 million and amortization commenced in December 1994 using an estimated life of five years.

21. OWNERSHIP CHANGE

   On August 7, 1997, Holding entered into an Agreement and Plan of Merger with EDS and Ramcad Corporation, a wholly-owned subsidiary of EDS, pursuant to which Ramcad Corporation will merge with and into Holding, with Holding surviving as a wholly-owned subsidiary of EDS (the "EDS Merger"). Pursuant to the EDS Merger, all outstanding capital stock of Holding not presently owned by EDS will be converted into the right to receive $2.60 per share, in the case of Voting Common Stock and Nonvoting Common Stock, and approximately $7.67 per share, in the case of Series 2 Preferred Stock. All outstanding options and warrants have been accelerated in connection with the EDS Acquisition and, upon the consummation of the EDS Acquisition, such options and warrants will represent only the right to receive the consideration to be paid to the shareholders of Holding as a result of the EDS Acquisition, less any applicable exercise price.

   Upon consummation of the EDS Acquisition, which will constitute a "Change of Control" as defined under the Notes, the Company will be required to offer to repurchase the Notes within 30 days following consummation of the EDS Acquisition.

   The EDS Acquisition is scheduled to close on August 29, 1997.

                                                                     SCHEDULE II

                             NEODATA SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  Column A                     Column B     Column C      Column D      Column E        Column F
                  --------                     --------     --------      --------      --------        --------
                                                                  Additions
                                                                  ---------
                                              Balance at                 Charged to                      Balance
                                               Beginning   Charged to       Other                       at End of
                 Description                  of Period     Expenses     Accounts(2)   Deductions(1)     Period
                 -----------                  ----------    --------     -----------   -------------     ------
Allowance for doubtful accounts:
  Current . . . . . . . . . . . . . . . .     $ 1,593       $   560           --         $  (909)        $ 1,244
  Long-term . . . . . . . . . . . . . . .          --            --           --              --              --
                                              -------       -------      -------         --------        -------
Year ended June 30, 1997  . . . . . . . .     $ 1,593       $   560           --         $  (909)        $ 1,244
                                              =======       =======      =======         =======         =======
  Current . . . . . . . . . . . . . . . .     $ 1,819       $   680           --         $  (906)        $ 1,593
  Long-term . . . . . . . . . . . . . . .          --            --           --              --              --
                                              -------       -------      -------         --------        -------
Six month period ended June 30, 1996  . .     $ 1,819       $   680           --         $  (906)        $ 1,593
                                              =======       =======      =======         =======         =======
  Current . . . . . . . . . . . . . . . .     $ 2,284       $ 1,259           --         $(1,724)        $ 1,819
  Long-term . . . . . . . . . . . . . . .          --            --           --              --              --
                                              -------       -------      -------         -------         -------
Year ended December 31, 1995  . . . . . .     $ 2,284       $ 1,259           --         $(1,724)        $ 1,819
                                              =======       =======      =======         =======         =======
  Current . . . . . . . . . . . . . . . .     $ 4,086       $ 1,099           --         $(2,901)         $2,284
  Long-term . . . . . . . . . . . . . . .         476            --           --            (476)             --
                                              -------       -------      -------         -------         -------
Year ended December 31, 1994  . . . . . .     $ 4,562       $ 1,099           --         $(3,377)        $ 2,284
                                              =======       =======      =======         =======         =======
Valuation allowance for NCORE:
Year ended December 31, 1994  . . . . . .          --       $31,155           --              --         $31,155
                                              =======       =======      =======         =======         =======
Valuation for deferred tax asset:
Year ended June 30, 1997  . . . . . . . .     $50,855            --      $(4,700)             --         $46,155
                                              =======       =======      =======         =======         =======
Six month period ended June 30, 1996  . .     $49,497            --      $ 1,358              --         $50,855
                                              =======       =======      =======         =======         =======
Year ended December 31, 1995  . . . . . .     $43,146            --      $ 6,351              --         $49,497
                                              =======       =======      =======         =======         =======
Year ended December 31, 1994  . . . . . .     $34,796            --      $ 8,350              --         $43,146
                                              =======       =======      =======         =======         =======

---------
(1) Represents uncollectible accounts written off to the allowance account and transfers to long-term valuation accounts.

(2) Represents changes in the valuation allowance resulting from changes in the deferred tax asset.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEODATA SERVICES, INC.

 Date: August 22, 1997             /s/  A. LAURENCE JONES
                                   -------------------------------------
                                   A. Laurence Jones
                                   President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


 Date: August 22, 1997             /s/  A. LAURENCE JONES
                                   ---------------------------------------------
                                   A. Laurence Jones
                                   President and Chief Executive Officer
                                   (principal executive officer of the Company)


 Date: August 22, 1997             /s/  NICHOLAS J. CUCCARO
                                   ---------------------------------------------
                                   Nicholas J. Cuccaro
                                   Senior Vice President and Chief Financial
                                   Officer (principal financial and accounting
                                   officer of the Company)


 Date: August 22, 1997             /s/  KURT J. BURGHARDT
                                   ---------------------------------------------
                                   Kurt J. Burghardt
                                   Director


 Date: August 22, 1997             /s/  JACK D. FURST
                                   ---------------------------------------------
                                   Jack D. Furst
                                   Director


 Date: August 22, 1997             /s/  THOMAS O. HARBISON
                                   ---------------------------------------------
                                   Thomas O. Harbison
                                   Director


 Date: August 22, 1997             /s/  THOMAS O. HICKS
                                   ---------------------------------------------
                                   Thomas O. Hicks
                                   Director


 Date: August 22, 1997             /s/  BRUCE W. SCHNITZER
                                   ---------------------------------------------
                                   Bruce W. Schnitzer
                                   Director


          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
            PURSUANT TO SECTION 15(D) OF THE ACT BY COMPANIES WHICH
        HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

   The Company has not sent to its security holders any annual report to security holders covering the Company's last fiscal year or sent any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or special meeting of security holders to more than ten of the Company's security holders.

EXHIBITS

EXHIBIT NO.                                              EXHIBIT INDEX
-----------                                              -------------
2.1      --  Agreement and Plan of Merger, dated August 7, 1997, by and among Holding, EDS, and Ramcad Corporation*

3.1      --  Certificate of Incorporation of the Company. (incorporated by reference from Exhibit 3.1 to the Company's Registration
             Statement on  Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration
             No. 33-63838))

3.2      --  By-Laws of the Company. (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1
             as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

4.1      --  Indenture, dated as of May 5, 1993, between the Company, as Issuer, and Ameritrust Texas National Association, as
             Trustee. (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

4.2      --  Form of 12% Series B Senior Deferred Coupon Note due 2003. (incorporated by reference from Exhibit 4.3 to the Company's
             Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993
             (Registration  No. 33-63838))

10.1     --  Registration Rights Agreement, dated as of May 5, 1993, between the  Company and Morgan Stanley & Co. Incorporated.
             (incorporated by reference from Exhibit 10.6 to the Company's Registration Statement  on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.2     --  Tax Sharing Agreement, dated as of May 5, 1993, among the Company, Holding, Neodata Mailing Services, Inc. and Neodata
             Distribution         Services, Inc. (incorporated by reference from Exhibit 10.7 to the  Company's Registration
             Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration
             No. 33-63838))

10.3+    --  Amended and Restated Employment Agreement, dated as of June 1, 1993, among Mr. Thomas O. Harbison, the Company, and
             Holding. (incorporated by reference from Exhibit 10.57 to the Company's Registration  Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.4+    --  Letter Agreement between Hicks, Muse & Co. (TX) Incorporated and Mr. Thomas O. Harbison executed in connection with the
             Amended and Restated Employment Agreement. (incorporated by reference from Exhibit 10.58 to the Company's Registration
             Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration
             No. 33-63838))

10.5+    --  Stock Option Agreement, dated as of January 1, 1994, between Mr. A. Laurence Jones and Holding. (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended
             December 31, 1993)

EXHIBIT NO.                                              EXHIBIT INDEX
-----------                                              -------------
10.6+    --  Stock Option Agreement, dated as of January 1, 1994, between Mr. William J. Turner and Holding. (incorporated by
             reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No.       33-63838) for the fiscal year
             ended December 31, 1993)

10.7+    --  Amendment and Restatement of Neodata Corporation Employee Investment Plan, dated as of January 1, 1994. (incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December 31, 1993)

10.8+    --  Neodata Corporation Amended and Restated Employee Incentive Plan, dated as of March 9, 1994 (incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December
             31, 1993)

10.9+    --  Neodata Corporation Supplemental Executive Investment Plan, effective as of January 1, 1994. (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December
             31, 1993)

10.10+   --  Financial Advisory Agreement, dated as of August 22, 1990, among Hicks, Muse, Holding, and the Company. (incorporated by reference from Exhibit 10.14 to the Company's Registration Statement on Form S-1 as declared effective by the
             Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.11+   --  Amendment Number One to Financial Advisory Agreement, dated as of September 30, 1992, among Hicks, Muse, Holding, and the Company. (incorporated by reference from Exhibit 10.15 to the Company's Registration Statement on Form S-1 as
             declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.12+   --  Amendment Number Two to Financial Advisory Agreement, dated as of May 5, 1993, among Hicks, Muse, Holding, and the
             Company. (incorporated by reference from Exhibit 10.16 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.13    --  Circulation Fulfillment Service Agreement, dated June 26, 1991, between the Company (formerly Neodata
             Books/Distribution Services, Inc. by name change and merger) and Meredith. (incorporated by reference from Exhibit
             10.48 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange
             Commission on August 24, 1993 (Registration No. 33-63838))

10.14    --  Fulfillment Agreement, dated as of June 26, 1991, between the Company (formerly Neodata Books/Distribution Services,
             Inc. by name change and merger) and Meredith. (incorporated by reference from Exhibit 10.49 to the Company's
             Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993
             (Registration No. 33-63838))

10.15    --  Securities Purchase Agreement, dated as of May 5, 1993, among Holding, HM/DBMS, and Wand. (incorporated by reference from Exhibit 10.50 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and
             Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.16    --  Amended and Restated Stockholders Agreement, dated as of May 5, 1993, among Holding, HMC/Neodata, HM/DBMS, Wand, and certain other stockholders of Holding. (incorporated by reference from Exhibit 10.51 to the Company's Registration
             Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration
             No. 33-63838))

10.17    --  Securities Purchase and Exchange Agreement, dated as of May 5, 1993, between Holding and EDS. (incorporated by reference from Exhibit 10.52 to the Company's Registration Statement on Form S-1 as declared effective by the
             Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

EXHIBIT NO.                                              EXHIBIT INDEX
-----------                                              -------------
10.18    --  Securityholders Agreement, dated as of May 5, 1993, among Holding, HMC/Neodata, HM/DBMS, and EDS. (incorporated by reference from Exhibit 10.53 to the Company's Registration Statement on Form S-1 as declared effective by the
             Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.19    --  Securities Repurchase Agreement, dated as of May 5, 1993, among Holding, Continental Bank N.A., and Philadelphia Life.
             (incorporated by reference from Exhibit 10.54 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.20    --  Nonexclusive License Agreement, dated as of May 5, 1993 and effective as of April 15, 1993, between the Company and
             EDS. (incorporated by reference from Exhibit 10.56 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.21    --  Financial Advisory Agreement, dated as of August 22, 1990, among Holding, the Company, and Wand. (incorporated by reference from Exhibit 10.60 to the Company's Registration Statement on Form S-1 as declared effective by the
             Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.22+   --  Amendment Number One to Financial Advisory Agreement, dated as of September 30, 1992, among Holding, the Company, and
             Wand. (incorporated by reference from Exhibit 10.61 to the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 24, 1993 (Registration No. 33-63838))

10.23    --  Amended and Restated Lease Agreement, by and among NeoServ (Co.) QRS 10-13, Inc., NeoServ (Co.) QRS 11-18, Inc., and
             the Company dated as of June 8, 1994 (incorporated by reference from Exhibit 10.76 to the Company's Quarterly Report on
             Form 10-Q File No. 33-63838 for the quarterly period ended June 30, 1994)

10.24    --  Construction Agreement, among the Company and Neoserv (Co.) QRS 10-13, Inc., NeoServ (Co.) QRS 11-18, Inc., and the
             Company dated as of June 8, 1994 (incorporated by reference from Exhibit 10.77 to the Company's Quarterly Report on
             Form 10-Q (File No. 33-63838) for the quarterly period ended June 30, 1994)

10.25    --  Amended and Restated Lease Agreement, by and among Neoserv (Co.) QRS 10-13, Inc. and Neoserv (Co.) QRS 10-8 Inc. (as
             landlord) and the Company (as tenant), dated as of June 8, 1994 (incorporated by reference from Exhibit 10.78 to the
             Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December 31, 1994)

10.26    --  First Amendment to Amended and Restated Lease Agreement, by and among Neoserv (Co.) QRS 10-13, Inc. and Neoserv (Co.)
             QRS 11-8, Inc. (as landlord) and the Company (as tenant) (incorporated by reference from Exhibit 10.79 to the Company's
             Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December 31, 1994)

10.27    --  Agreement for Information Technology Services, dated as of January 1, 1995, between the Company and EDS (incorporated by reference from Exhibit 10.83 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended December 31, 1995)

10.28    --  Form of Second Amendment to Amended and Restated Lease Agreement, dated as of March 25, 1996, by and among Neoserv
             (Co.) QRS 10-13, Inc. and Neoserv (Co.) QRS 11-8, Inc. (as landlord) and the Company (as tenant) (incorporated by reference from Exhibit 10.89 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the fiscal year ended
             December 31, 1995)

10.29    --  Stockholders Agreement, dated as of November 28, 1994, among Holding, HMC/Neodata, HM/DBMS, Hicks, Muse, EDS, and other stockholders (incorporated by reference from Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 33-
             63838) for the transition period ended June 30, 1996)

10.30+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Mr. Nicholas J. Cuccaro
             (incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the
             transition period ended June 30, 1996)

EXHIBIT NO.                                              EXHIBIT INDEX
-----------                                              -------------
10.31+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Ms. Frances M. Anhut (incorporated by reference from Exhibit 10.42 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June 30, 1996)

10.32+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Mr. Ed L. Frazier (incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June 30, 1996)

10.33+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Ms. Susan L. Morse (incorporated by reference from Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June 30, 1996)

10.34+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Mr. Richard L. Rosy (incorporated by reference from Exhibit 10.46 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June 30, 1996)

10.35+   --  Executive Employment Agreement, dated as of June 14, 1996, between the Company and Ms. Nancy S. Talmey (incorporated by reference from Exhibit 10.47 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June 30, 1996)

10.36+   --  Letter Agreement, dated as of June 2, 1994, between the Company and Mr. Nicholas J. Cuccaro (incorporated by reference from Exhibit 10.48 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.37+   --  Letter Agreement, dated as of March 15, 1994, between the Company and Ms. Frances M. Anhut (incorporated by reference from Exhibit 10.49 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.38+   --  Letter Agreement, dated as of August 14, 1995, between the Company and Mr. Kevin G. Heery(incorporated by reference from Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.39+   --  Letter Agreement, dated as of September 23, 1993, between the Company and Ms. Susan L. Morse (incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.40+   --  Letter Agreement, dated as of February 25, 1992, between the Company and Mr. Richard L. Rosy (incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.41+   --  Letter Agreement, dated as of December 20, 1994, between the Company and Ms. Nancy S. Talmey (incorporated by reference from Exhibit 10.54 to the Company's Annual Report on Form 10-K (File No. 33-63838) for the transition period ended June
             30, 1996)

10.42    --  Credit Agreement, dated as of January 31, 1997, among Holding, the Company, Various Banks and Bankers Trust Company, as
             Agent (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 33-63838)
             for the quarterly period ended December 31, 1996)

10.43    --  Agreement, dated as of December 11, 1996, between the Company and Philip Morris Incorporated (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 33-63838) for the quarterly period ended
             March 31, 1997)**

10.44    --  Credit Agreement, dated as of February 24, 1997, among Holding, Neodata Creative Services, Inc., Neodata Investment
             Services, Inc. No. 1, Neodata Investment Services, Inc. No. 2, Various Banks and Bankers Trust Company, as Agent
             (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 33-63838) for the
             quarterly period ended March 31, 1997)

10.45    --  Third Amendment to Amended and Restated Lease Agreement, dated as of January 31, 1997, by and among Neoserv (Co.) QRS
             10-13, Inc. and Neoserv (Co.) QRS 11-8, Inc. (as landlord) and the Company (as tenant)*

10.46+   --  Letter Agreement, dated as of November 7, 1995, between the Company and Mr. Ed L. Frazier*

EXHIBIT NO.                                              EXHIBIT INDEX
-----------                                              -------------
10.47+   --  Letter Agreement, dated as of June 17, 1996, between the Company and Ms. Frances M. Anhut*

10.48+   --  Letter Agreement, dated as of June 17, 1996, between the Company and Ms. Susan L. Morse*

10.49+   --  Letter Agreement, dated as of August 22, 1996, between the Company and Mr. Edward R. Flaherty*

10.50+   --  Letter Agreement, dated as of August 27, 1996, between the Company and Mr. Ed L. Frazier*

10.51+   --  Letter Agreement, dated as of September 18, 1996, between the Company and Mr. Kevin G. Heery*

10.52+   --  Executive Employment Agreement, dated as of December 17, 1996, between the Company and Mr. Edward R. Flaherty*

10.53+   --  Amended and Restated Executive Employment Agreement, dated as of January 1, 1997, between the Company and Mr. A.
             Laurence Jones*

10.54+   --  Executive Employment Agreement, dated as of February 25, 1997, between the Company and Mr. Mark A. Lacek*

10.55+   --  Letter Agreement, dated as of February 27, 1997, between the Company and Ms. Nancy S. Talmey*

21       --  Subsidiaries of the Company*

27       --  Financial Data Schedule*
----------

*  Filed herewith.

** Confidential treatment has been granted with respect to certain portions of such agreement and the confidential portions have been filed separately with the Commission pursuant to the confidential treatment request.

+  Indicates a management contract or compensatory plan or arrangement.

REPORTS ON FORM 8-K

   None.