Form 10-Q
period 1997-09-30
NEODATA SERVICES INC
filed 1997-11-12
CIK 867752

================================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


                                   -----------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


     As of November 4, 1997, the registrant had outstanding 1,173 shares of its common stock, $.01 par value per share.



================================================================================

                             Neodata Services, Inc.

                                    Form 10-Q

                                Table of Contents


                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets..........................     3
                 Consolidated Statements of Operations................     4
                 Consolidated Statements of Cash Flows................     5
                 Notes to Consolidated Financial Statements...........     6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................     7

                           PART II. OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders..     9

Item 6.          Exhibits and Reports on Form 8-K.....................     9

SIGNATURE.............................................................    10

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                             NEODATA SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                   as of September 30, 1997 and June 30, 1997
                    (In thousands, except share information)
                                   (Unaudited)

                                                   September 30,      June 30,
                                      Assets           1997             1997
                                                       ----             ----
Current assets:
   Cash............................................. $  2,040        $  1,786
   Accounts receivable, net.........................   85,694          67,800
   Prepaid expense and other........................   12,859          10,859
                                                     --------        --------
     Total current assets...........................  100,593          80,445
Property, plant and equipment, net of depreciation..   48,331          47,593
Computer software, net of amortization..............   18,573          18,362
Excess of cost over acquired net assets, net of
   amortization.....................................    9,243           9,517
Debt issue costs and other assets...................    5,992           7,278
                                                     --------        --------
     Total assets................................... $182,732        $163,195
                                                     ========        ========


                      Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable................................. $ 28,109        $ 34,329
   Accrued liabilities..............................   36,340          27,387
   Current maturities of long-term debt and
       capital lease obligations....................    4,878           1,804
                                                     --------        --------
     Total current liabilities......................   69,327          63,520
Long-term debt and capital lease obligations, net of
       current maturities...........................  209,731         192,153
Customer deposits...................................   12,834          12,521
Other liabilities...................................    2,989           3,598
                                                     --------        --------
     Total liabilities..............................  294,881         271,792
                                                     --------        --------

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.01 per share,
     10,000 shares authorized, 1,173 shares
     issued and outstanding.........................      --              --
   Additional paid-in capital.......................   28,029          28,029
   Contributed capital..............................   54,946          54,946
   Accumulated deficit.............................. (195,391)       (192,019)
   Cumulative translation adjustment................      267             447
                                                     --------        --------
     Total stockholders' deficit.................... (112,149)       (108,597)
                                                     --------        --------
     Total liabilities and stockholders' deficit.... $182,732        $163,195
                                                     ========        ========

   The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             for the three months ended September 30, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)


                                                       1997           1996
                                                       ----           ----
Revenue............................................  $ 73,146       $ 57,383
                                                     --------       --------

Expenses:
  Operating and production, excluding depreciation
    and amortization shown below....................   52,780         40,169
  Selling, general and administrative...............   11,618          9,667
  Depreciation and amortization.....................    4,852          3,784
                                                     --------       --------

Income before interest expense......................    3,896          3,763
Interest expense....................................    6,195          6,146
                                                     --------       --------

Net loss before extraordinary loss..................   (2,299)        (2,383)
Extraordinary loss - early extinguishment of debt...    1,073             --
                                                     --------       --------

Net loss............................................ $ (3,372)      $ (2,383)
                                                     =========      =========





   The accompanying notes are an integral part of these financial statements.


                             NEODATA SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the three months ended September 30, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)


                                                       1997           1996
                                                       ----           ----
Net cash provided by (used in) operating activities. $ (2,643)      $  4,578
                                                     --------       --------

Cash flows from investing activities:
   Purchases of property, plant and equipment.......   (2,763)          (552)
   Payments for acquisitions, net of cash acquired..       --         (3,218)
   Purchases and development of computer software...   (2,808)        (1,692)
                                                     --------       --------
     Net cash used in investing activities..........   (5,571)        (5,462)
                                                     --------       --------

Cash flows from financing activities:
   Change in book overdrafts........................  (12,004)           543
   Borrowings under long-term lines of credit.......   36,113         13,370
   Payments on long-term lines of credit............  (14,122)       (13,370)
   Payments on long-term debt and capital leases....   (1,414)          (199)
   Other, net.......................................       75           (410)
                                                     --------       --------
     Net cash provided by (used in) financing
       activities...................................    8,648            (66)
                                                     --------       --------
     Change resulting from cumulative translation
       adjustment...................................     (180)           (45)
                                                     --------       --------
Net change in cash..................................      254           (995)
Cash at beginning of period.........................    1,786          1,304
                                                     --------       --------

Cash at end of period............................... $  2,040       $    309
                                                     ========       ========



   The accompanying notes are an integral part of these financial statements.

                             NEODATA SERVICES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying consolidated financial statements have been prepared by Neodata Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company is a wholly owned subsidiary of Neodata Corporation ("Holding"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature.

         These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Report on Form 10-K for the period ended June 30, 1997, as filed with the SEC.

2.  Change in Control

         On August 29, 1997, Electronic Data Systems Corporation ("EDS") acquired all of the outstanding capital stock of Holding (the "EDS Acquisition"). All shares of Holding common and preferred stock and all Holding options and warrants outstanding immediately prior to the EDS Acquisition were retired, and Holding became a wholly-owned subsidiary of EDS.

3.  Lines of Credit and Extraordinary Loss

         Concurrent with the EDS Acquisition, all amounts outstanding under the Company's revolving line of credit facility (the "Senior Credit Facility") and the Company's acquisition credit facility (the "Acquisition Credit Facility") were repaid by EDS, and the related credit agreements were terminated. The Senior Credit Facility and the Acquisition Credit Facility were replaced with two promissory notes dated August 29, 1997 (the "Promissory Notes"). The Senior Credit Facility was replaced with a Promissory Note between the Company and EDS, which provides for intercompany borrowings of up to $40,000,000 with no interest. The Acquisition Credit Facility was replaced with a Promissory Note between Neodata Creative Services, Inc. and EDS, which provides for intercompany borrowings of up to $4,372,000 with no interest. At the option of EDS, additional principal may be advanced or repaid at any time under the terms of the Promissory Notes. All amounts outstanding under the $40,000,000 Promissory Note are due and payable on the earlier of 1) January 31, 2002 or 2) on demand at any time following the repayment in full of the Company's Senior Deferred Coupon Notes (the "Notes"). All amounts due under the $4,372,000 Promissory Note are due and payable on demand. Total borrowings from EDS under the Promissory Notes amounted to $31,362,000 at September 30, 1997. At June 30, 1997, $5,000,000 and $4,300,000 was outstanding under the Senior Credit Facility and the Acquisition Credit Facility, respectively.

         Unamortized debt issue costs of $1,073,000 related to the Senior Credit Facility and the Acquisition Credit Facility were charged as an extraordinary loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's Report on Form 10-K for the period ended June 30, 1997, as filed with the SEC.

Results of Operations

Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996

         Revenue. Revenue for the three months ended September 30, 1997 was $73.1 million, an increase of $15.7 million, or 27.5%, from $57.4 million for the comparable period in 1996. Approximately $6.0 million of the increase was due to revenue from new clients, and $4.4 million of the increase was due to the acquisition of The Lacek Group. The remainder of the increase was due to a net increase in revenue from existing clients.

         Operating and Production Expenses. Operating and production expenses for the three months ended September 30, 1997 were $52.8 million, an increase of $12.6 million, or 31.4%, from $40.2 million for the comparable period in 1996. The increase in operating and production expenses was primarily due to the increase in revenues and to increased labor costs. As a percentage of revenue, operating and production expenses increased from 70.0% in 1996 to 72.2% in 1997, due to the increased labor costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1997 were $11.6 million, an increase of $1.9 million, or 20.2%, from $9.7 million for the comparable period in 1996. The increase in selling, general, and administrative expenses was primarily due to increased marketing efforts, the acquisition of The Lacek Group, and increased general corporate expenses.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 1997 were $4.9 million, an increase of $1.1 million, or 28.2%, from $3.8 million during the comparable period in 1996. The increase is primarily due to a $1.0 million increase in amortization of computer software, in addition to amortization of the excess of cost over acquired net assets.

         Interest Expense. Interest expense for the three months ended September 30, 1997 was $6.2 million, which was comparable to $6.1 million during the same period in 1996.

         Extraordinary Loss. Concurrent with the EDS Acquisition, the Senior Credit Facility and the Acquisition Credit Facility were repaid in full and the related agreements were terminated. Unamortized debt issue costs of $1,073,000 related to the Senior Credit Facility and the Acquisition Credit Facility were charged as an extraordinary loss.

Liquidity and Capital Resources

         Working Capital and Cash from Operations. Cash used in operations during the three months ended September 30, 1997 was $2.6 million, a decrease of $7.2 million from cash provided by operations of $4.6 million during the comparable period in 1996. The decrease in cash provided by operations was due primarily to an increase in accounts receivable, offset by increased accounts payable and accrued liabilities. Working capital at September 30, 1997 was $31.2 million, as compared to $16.9 million at June 30, 1996, due primarily to increased accounts receivable.

         Cash Used in Investing. Cash used in investing activities during the three months ended September 30, 1997 totaled $5.6 million, as compared to $5.5 million for comparable period in 1996. The increase was due to a $3.3 million increase in expenditures for property, plant, and equipment and computer software, offset by a $3.2 decrease in payments for acquisitions.

The Company has a significant investment in property, plant, and equipment and computer software utilized in providing service to its clients, which requires annual routine capital expenditures. Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures for the remainder of the fiscal year ending June 30, 1998.

         Long-term debt. As of September 30, 1997, the Company had $31.3 million outstanding under the Promissory Notes due to EDS, with remaining availability of $13.1 million. The Company anticipates that, due to seasonality and interest payments on the Notes, utilization of the Promissory Notes will be necessary at times for the remainder of the fiscal year ending June 30, 1998.

The Company was in compliance with all financial and technical requirements of the Notes as of September 30, 1997.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Effective as of August 29, 1997, in connection with the EDS Acquisition, pursuant to an action by written consent of Holding as the sole stockholder of the Company, Gary J. Fernandes, G. Stuart Reeves, and Robert McCashin were appointed as the directors of the Company.


Item 6.   Exhibits and Reports on Form 8-K

Exhibits
--------

10.1      Promissory Note, dated as of August 29, 1997,  between the Company and
          EDS

10.2 Promissory Note, dated as of August 29, 1997, between Neodata Creative Services, Inc. and EDS

27        Financial Data Schedule


Reports on Form 8-K
-------------------

During the three months ended September 30, 1997, the Company filed a Current Report on Form 8-K dated August 29, 1997, reporting the acquisition of Holding by EDS under Item 1 - Changes in Control of Registrant.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEODATA SERVICES, INC.



Date:  November 4, 1997                 /s/ Nicholas J. Cuccaro
                                        ---------------------------------------
                                        Nicholas J. Cuccaro
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer of the Company)