Form 10-Q
period 1997-12-31
NEODATA SERVICES INC
filed 1998-02-13
CIK 867752

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                               -------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes [ X ]    No  [  ]


     As of February 12, 1998, the registrant had outstanding 1,173 shares of its common stock, $.01 par value per share.




--------------------------------------------------------------------------------

                             Neodata Services, Inc.

                                    Form 10-Q

                                Table of Contents


                                                                        Page No.
                                                                        -------

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets.........................   3
           Condensed Consolidated Statements of Operations...............   4
           Condensed Consolidated Statements of Cash Flows...............   5
           Notes to Consolidated Financial Statements....................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   8
                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K..............................  10


SIGNATURE................................................................  11

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                             NEODATA SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)
                                   (Unaudited)

                                                           December 31,    June 30,
                                      Assets                   1997          1997
                                                               ----          ----

Current assets:
   Cash .................................................   $  3,785      $  1,786
   Intercompany accounts receivable .....................      3,811           --
   Accounts receivable, net .............................     80,319        67,800
   Prepaid expense and other ............................     15,255        10,859
                                                            --------      --------
     Total current assets ...............................    103,170        80,445
Property, plant and equipment, net of depreciation ......     48,477        47,593
Computer software, net of amortization ..................     17,544        18,362
Excess of cost over acquired net assets, net of
  amortization ..........................................      8,976         9,517
Debt issue costs and other assets .......................      5,821         7,278
                                                            --------      --------
     Total assets .......................................   $183,988      $163,195
                                                            ========      ========

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable......................................   $ 22,628      $ 34,329
   Accrued liabilities...................................     31,234        27,387
   Current maturities of long-term debt and capital
     lease obligations...................................      4,890         1,804
                                                            --------      --------
     Total current liabilities...........................     58,752        63,520
Intercompany debt .......................................     44,304           --
Long-term debt and capital lease obligations, net of
  current maturities.....................................    178,233       192,153
Customer deposits........................................     13,199        12,521
Other liabilities........................................      2,246         3,598
                                                            --------      --------
     Total liabilities...................................    296,734       271,792
                                                            --------      --------

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.01 per share, 10,000 shares
     authorized, 1,173 shares issued and outstanding.....       --            --
   Additional paid-in capital............................     28,029        28,029
   Contributed capital...................................     54,946        54,946
   Accumulated deficit...................................   (196,048)     (192,019)
   Cumulative translation adjustment.....................        327           447
                                                            --------      --------
     Total stockholders' deficit.........................   (112,746)     (108,597)
                                                            --------      --------
     Total liabilities and stockholders' deficit.........   $183,988      $163,195
                                                            ========      ========

   The accompanying notes are an integral part of these financial statements.


                                      NEODATA SERVICES, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands)
                                            (Unaudited)



                                                      Three Months Ended            Six Months Ended
                                                          December 31                  December 31
                                                          -----------                  -----------
                                                     1997           1996          1997           1996
                                                     ----           ----          ----           ----

Net Revenues....................................  $ 80,068       $ 71,302       $153,214      $128,685
                                                  --------       --------       --------      --------

Expenses:
  Operating and production, excluding depreciation
    and amortization shown below................    60,365         48,054        113,145        88,223
  Selling, general and administrative...........    10,218         11,283         21,837        20,950
  Depreciation and amortization.................     4,703          4,071          9,555         7,855
                                                  --------       --------       --------      --------

Income before interest expense..................     4,782          7,894          8,677        11,657
Interest expense................................     5,439          6,142         11,633        12,288
                                                  --------       --------       --------      --------

Income (loss) before extraordinary loss.........      (657)         1,752         (2,956)         (631)
Extraordinary loss - early extinguishment
  of debt.......................................        --             --         (1,073)           --
                                                  --------       --------       --------      --------

Net income (loss)...............................  $   (657)      $  1,752       $ (4,029)     $   (631)
                                                  ========       ========       ========      ========





                  The accompanying notes are an integral part of these financial statements.


                             NEODATA SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                              Six months ended
                                                                 December 31,
                                                               1997       1996
                                                               ----       ----

Net cash provided by (used in) operating activities.....    $ (8,868)  $  1,895
                                                            --------   --------

Cash flows from investing activities:
      Purchases of property, plant and equipment........      (5,777)    (1,091)
      Proceeds from sales of property, plant, and
        equipment.......................................       1,000        120
      Payments for acquisitions, net of cash acquired...          --     (3,218)
      Purchases and development of computer software....      (4,255)    (3,538)
                                                            --------   --------
          Net cash used in investing activities.........      (9,032)    (7,727)
                                                            --------   --------

Cash flows from financing activities:
     Change in book overdrafts..........................     (13,451)     4,444
     Borrowings under long-term lines of credit and
       Promissory Notes.................................      49,113     64,370
     Payments on long-term lines of credit..............     (14,122)   (62,710)
     Dividends to Holding for payments on Meredith Note.          --       (815)
     Payments on capital leases and long-term debt......      (1,521)      (331)
                                                            --------   --------
         Net cash provided by financing activities......      20,019      4,958
                                                            --------   --------
         Change resulting from cumulative translation
           adjustment...................................        (120)       (77)
                                                            --------   --------
Net change in cash......................................       1,999       (951)
Cash at beginning of period.............................       1,786      1,304
                                                            --------   --------

Cash at end of period...................................    $  3,785   $    353
                                                            ========   ========


   The accompanying notes are an integral part of these financial statements.


                             NEODATA SERVICES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying consolidated financial statements have been prepared by Neodata Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company is a wholly owned subsidiary of Neodata Corporation ("Holding"). Holding is a wholly owned subsidiary of Electronic Data Systems Corporation ("EDS"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made and are of a normal and recurring nature.

         These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Report on Form 10-K for the fiscal year ended June 30, 1997, as filed with the SEC.

2.  Related party transactions

         Concurrent with the acquisition of Holding by EDS in August 1997 (the "EDS Acquisition"), all amounts outstanding under the Company's revolving line of credit facility (the "Senior Credit Facility") and the Company's acquisition credit facility (the "Acquisition Credit Facility") were repaid by EDS, and the related credit agreements were terminated. The Senior Credit Facility and the Acquisition Credit Facility were replaced with two promissory notes dated August 29, 1997 (the "Promissory Notes"). The Senior Credit Facility was replaced with a Promissory Note between the Company and EDS, which provided for intercompany borrowings of up to $40,000,000 with no interest. On December 9, 1997, the $40,000,000 Promissory Note was replaced with a similar Promissory Note which provides for intercompany borrowings of up to $47,500,000, with interest computed and charged semi-annually on the outstanding principal balance of the note as of the date of calculation at the applicable federal rate for the period of calculation (7.45% at December 31, 1997). The Acquisition Credit Facility was replaced with a Promissory Note between a consolidated Subsidiary and EDS, which provided for intercompany borrowings of up to $4,372,000 with no interest. On December 9, 1997, the $4,372,000 Promissory Note was replaced with a similar Promissory Note which provides for intercompany borrowings of up to $4,371,542, with interest computed and charged semi-annually on the outstanding principal balance of the note as of the date of calculation at the applicable federal rate for the period of calculation (7.45% at December 31, 1997). At the option of EDS, additional principal may be advanced or repaid at any time under the terms of the Promissory Notes. All amounts outstanding under the $47,500,000 Promissory Note are due and payable on the earlier of 1) January 31, 2002 or 2) on demand at any time following the repayment in full of the Company's Senior Deferred Coupon Notes (the "Notes"). All amounts due under the $4,371,542 Promissory Note are due and payable on demand. Total borrowings from EDS under the Promissory Notes amounted to $44,304,000 at December 31, 1997. At June 30, 1997, $5,000,000 and $4,300,000 were outstanding under the Senior Credit Facility and the Acquisition Credit Facility, respectively.

         Pursuant to the terms of the Company's Senior Deferred Coupon Notes (the "Notes"), the Company was required to offer to redeem the Notes as a result of the EDS Acquisition. Holders of an aggregate total of $10,650,000 principal value of the Notes accepted this tender offer. Funds in the total amount of $10,788,450 to pay the principal redemption, the tender premium, and accrued interest were advanced to the Company by EDS. The total borrowings are reflected as a long-term intercompany obligation, under a Promissory Note dated November 10, 1997, with interest computed and charged semi-annually on the outstanding principal balance of the note as of the date of calculation at the applicable federal rate for the period of calculation. At the option of EDS, principal may be repaid at any time under the terms of the Promissory Notes. All amounts outstanding under the $10,788,450 Promissory Note are due and payable on the earlier of 1) January 31, 2002 or 2) on demand at any time following the repayment in full of the Company's Senior Deferred Coupon Notes (the "Notes"). Of the total advance, $10,650,000 is a replacement of the debt redeemed under the tender offer described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included herein and the Company's Report on Form 10-K for the fiscal year ended June 30, 1997, as filed with the SEC.

Results of Operations

         Net Revenues. Net Revenues for the three months ended December 31, 1997 was $80.1 million, an increase of $8.8 million, or 12%, over the comparable period in 1996. Approximately $5.7 million of the increase was due to revenue from new clients, and $8.4 million of the increase was due to the acquisition of The Lacek Group. These increases were offset by a net decrease in revenue from existing clients. For the six months ended December 31, 1997, revenue was $153.2 million, an increase of $24.5 million, or 19%, over the comparable period in 1996. Approximately $11.7 million of the increase was due to revenue from new clients, and $12.8 million of the increase was due to the acquisition of The Lacek Group. Net revenue from existing clients for the six month period was comparable to the prior year.

         Operating and Production Expenses. Operating and production expenses as a percentage of revenue were 75% and 67% for the three months ended December 31, 1997 and 1996, respectively. Operating and production expenses as a percentage of revenue were 74% and 69% for the six months ended December 31, 1997 and 1996, respectively. The increases over 1996 as a percentage of revenue were attributable primarily to increased labor costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1997 were $10.2 million, a decrease of $1.1 million, or 10%, from the comparable period in 1996. The decrease was primarily due to decreased general corporate expenses and a lower provision for doubtful accounts receivable offset by certain severance arrangements. Selling, general and administrative expenses for the six months ended December 31, 1997 were $21.8 million, an increase of $0.9 million, or 4%, from the comparable period in 1996. The increase was primarily due to certain severance arrangements offset by decreased general corporate expenses.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended December 31, 1997 were $4.7 million, an increase of $0.6 million, or 16%, from the comparable period in 1996. Depreciation and amortization expenses for the six months ended December 31, 1997 were $9.6 million, an increase of $1.7 million, or 22%, from the comparable period in 1996. The increases over 1996 were primarily due to increased amortization of computer software, in addition to amortization of the excess of cost over acquired net assets.

         Interest Expense. Interest expense for the three months ended December 31, 1997 was $5.4 million, a decrease of $0.7 million, or 11%, from the comparable period in 1996. Interest expense for the six months ended December 31, 1997 was $11.6 million, a decrease of $0.7 million, or 5%, from the comparable period in 1996. The decreases from 1996 were primarily due to decreased interest expense under the Notes, in addition to the replacement of the Senior Credit Facility and the Acquisition Credit Facility with the Promissory Notes, which are non-interest bearing.

         Extraordinary Loss. Concurrent with the EDS Acquisition, the Senior Credit Facility and the Acquisition Credit Facility were repaid in full and the related agreements were terminated. Unamortized debt issue costs of $1.1 million related to the Senior Credit Facility and the Acquisition Credit Facility were charged as an extraordinary loss.

Liquidity and Capital Resources

         Cash from Operations and Working Capital. Cash used in operations during the six months ended December 31, 1997 was $8.9 million, a decrease of $10.8 million from cash provided by operations of $1.9 million during the comparable period in 1996. The decrease in cash provided by operations was due primarily to a larger increase in accounts receivable as compared to the prior period, in addition to a smaller increase in accounts payable and accrued liabilities. Working capital at December 31, 1997 was $45.9 million, as compared to $16.9 million at June 30, 1997, due primarily to increased accounts receivable.

         Cash Used in Investing. Cash used in investing activities during the six months ended December 31, 1997 totaled $9.0 million, as compared to $7.7 million for comparable period in 1996. The increase was primarily due to increased expenditures for property, plant, and equipment and computer software, offset by a $3.2 million decrease in payments for acquisitions.

The Company has a significant investment in property, plant, equipment and computer software utilized in providing service to its clients, which requires annual routine capital expenditures. Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures for the remainder of the fiscal year ending June 30, 1998.

         Long-term debt. As of December 31, 1997, the Company had $44.3 million outstanding under the Promissory Notes due to EDS, with remaining availability of $7.6 million. The Company anticipates that utilization of the Promissory Notes will continue for the remainder of the fiscal year ended June 30, 1998.

The Company was in compliance with all financial and technical requirements of the Notes as of December 31, 1997.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------

10.1     Promissory Note, dated as of December 9, 1997, between  the Company and
         EDS

10.2 Promissory Note, dated as of December 9, 1997, between Neodata Creative Services, Inc. and EDS

10.3     Promissory Note, dated as of November 10, 1997, between the Company and
         EDS

27       Financial Data Schedule


Reports on Form 8-K
-------------------

None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEODATA SERVICES, INC.



Date:  February 12, 1998                 /s/  Nicholas J. Cuccaro
                                         -------------------------------------
                                         Nicholas J. Cuccaro
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (principal financial and accounting
                                         officer of the Company)